Form 10QSB
period 1995-03-31
BANYAN SHORT TERM INCOME TRUST
filed 1995-05-12
CIK 749882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995


                                       OR


(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to         .


                          Commission File Number 1-8820


                         Banyan Short Term Income Trust
             (Exact name of Registrant as specified in its charter)


             Massachusetts                                        36-6801275
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


150 South Wacker Drive, Chicago, Illinois                           60606
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code             (312) 553-9800



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.    YES   X  .     NO     .


Shares of beneficial interest outstanding as of May 11, 1995:  6,667,410.

Transitional Small Business Disclosure Format.  YES   .   NO X .

                          PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                         BANYAN SHORT TERM INCOME TRUST
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

                                     1995           1994
ASSETS
Cash and Cash Equivalents        $  5,109,167   $  2,687,908
Investment Securities               6,301,232      4,638,553
Interest Receivable                   167,238         64,556
Foreclosed Real Estate
  Held for Sale                    11,558,043     11,558,043
Net Investment in Real
  Estate Ventures                   3,990,574      4,229,540
Note Receivable                         ---        3,500,000
Other Assets                          213,735        211,004
                                 ------------   ------------
Total Assets                     $ 27,339,989   $ 26,889,604
                                 ============   ============
LIABILITIES AND SHARE-
  HOLDERS' EQUITY
Liabilities
Accounts Payable and
  Accrued Expenses               $    437,584   $    306,273
                                 ------------   ------------
Total Liabilities                     437,584        306,273
                                 ------------   ------------

Shareholders' Equity
Shares of Beneficial Interest,
  No Par, 7,500,000 Shares
  Authorized, 6,917,510 Shares
  Issued                           61,870,851     61,870,851
Accumulated Deficit               (34,592,786)   (34,881,537)
Unrealized Losses on
  Investment Securities               (94,297)      (124,620)
Treasury Stock, at Cost,
  for 250,100 Shares of
  Beneficial Interest                (281,363)      (281,363)
                                 ------------   ------------
Total Shareholders' Equity         26,902,405     26,583,331
                                 ------------   ------------
Total Liabilities and
  Shareholders' Equity           $ 27,339,989   $ 26,889,604
                                 ============   ============
Book Value Per Share of
  Beneficial Interest
  (6,667,410 Shares Issued
  and Outstanding)               $       4.03   $       3.99
                                 ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

INCOME                                  1995              1994
  Interest Income on Cash
    and Cash Equivalents            $     50,476      $    32,101
  Interest Income on Investment
    Securities                            81,393           30,352
  Other Income                            24,757            ---
                                     -----------      -----------
  Total Income                           156,626           62,453
                                     -----------      -----------


EXPENSES (RECOVERIES)
  Shareholder Expenses                    25,760           44,447
  Directors' Fees, Expenses
    and Insurance                         54,172           49,550
  Other Professional Fees                 39,000           83,444
  General and Administrative             140,768           79,696
  Recovery of Losses On Loans
    Notes, and Interest Re-
    ceivable and Class Action
    Settlement Costs and Expenses       (336,374)        (519,943)
                                     ------------     ------------
Total (Recoveries) Expenses              (76,674)        (262,806)
                                     -----------      -----------

Operating Income                         233,300          325,259
Net Income From Foreclosed
  Real Estate Held for Sale
  and Real Estate Ventures                55,451          247,718
                                     -----------      -----------
Net Income                           $   288,751      $   572,977
                                     ===========      ===========

Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                         $      0.04       $     0.09
                                     ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN SHORT TERM INCOME TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)




                                                    Unrealized Losses
                                Shares of                   on
                             Beneficial Interest        Investment
                          Shares           Amount       Securities
 Shareholders'
 Equity, December
 31, 1994                6,917,510      $61,870,851        $ (124,620)

 Net Income                 ---              ---                ---
 Unrealized Gains
 for the Period
 Ended March 31,
 1995                       ---              ---               30,323
                         ---------      -----------        ----------

 Shareholders'
 Equity,
 March 31, 1995          6,917,510      $61,870,851        $  (94,297)
                         =========      ===========        ==========







                         BANYAN SHORT TERM INCOME TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 (CONTINUED)
                                   (UNAUDITED)







                       Accumulated      Treasury
                         Deficit         Stock          Total

 Shareholders'
 Equity December
 31, 1994               $(34,881,537)   $(281,363)    $26,583,331
 Net Income                  288,751        ---           288,751

 Unrealized Gains
 for the Period
 Ended March 31,
 1995                           ---          ---           30,323
                        ------------    ---------     -----------

 Shareholders'
 Equity
 March 31, 1995         $(34,592,786)   $(281,363)    $26,902,405
                        ============    =========     ===========







 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                          1995           1994
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET INCOME                               $ 288,751     $  572,977

Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  Amortization of Premium on
    Investment Securities                   11,640          ---
  Equity in Net Income from
    Operations of Foreclosed
    Real Estate Held for Sale and
    Real Estate Ventures                   (55,451)      (247,718)

Net Change In:

  Interest Receivable on Cash and
    Cash Equivalents and
    Investment Securities                 (102,682)       (23,293)
  Other Assets                              (2,731)       (92,690)
  Accounts Payable and Accrued
    Expenses                               131,311        (87,521)
                                       -----------    -----------
Net Cash Provided In Operating
  Activities                               270,838        121,755
                                       -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

Proceeds from Maturity of
  Investment Securities                  2,051,620        399,178
Purchase of Investment Securities       (3,695,616)    (5,120,929)
Collections of Notes Receivable          3,500,000          ---
Distributions from (Investment in)
  Foreclosed Real Estate Held for
  Sale and Real Estate Ventures,
  Net                                      294,417        (45,109)
                                       -----------    -----------

Net Cash Provided By (Used In)           2,150,421     (4,766,860)
  Investing Activities                 -----------    -----------



Net Increase (Decrease) in Cash
  and Cash Equivalents                   2,421,259     (4,645,105)

Cash and Cash Equivalents at
  Beginning of Period                    2,687,908      5,237,003
                                       -----------    -----------


Cash and Cash Equivalents at
  End of Period                        $ 5,109,167    $   591,898
                                       ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


                        BANYAN SHORT TERM INCOME TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

      Readers of this quarterly report should refer to Banyan Short Term Income Trust's (the "Trust's") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Trust's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.



1.    FINANCIAL STATEMENT PRESENTATION

      As of March 31, 1995 the consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership which are accounted for on the equity method. (See Investment in Real Estate Ventures for further details regarding the Trust's interest in these projects). In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1995 and for the quarters ended March 31, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.


2.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC").
These costs are allocated to the Fund and other entities to whom BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Trust's costs for the three months ended March 31, 1995 and 1994 aggregated $88,325 and $67,839, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of March 31, 1995, the Trust had a net receivable due from BMC of $161,420.




3.    INVESTMENT SECURITIES

      The Trust's investment securities portfolio at March 31, 1995 is as follows:
                          Amortized Cost
                         Net of Principal
                             Paydowns      Estimated Market
 Title of Each Issue         Received        Value at Mar.
 and Name of Issuer        Mar. 31, 1995     31, 1995 (2)

 Federal Farm Credit
 Bank 4.43%, 12/01/94-
 04/03/95                     $  549,951        $  549,951

 Federal National
 Residential Finance
 Note 4.32%, 02/28/95-
 06/06/95                        693,045           693,045

 Federal Home Loan
 Bank 8.70%, 03/27/95-
 07/06/95                      1,016,886         1,016,886

 Federal Home Loan
 Mortgage Corp. (1)
 7.00%, 5/06/94-
 3/15/2005                       399,475           395,093


 Federal Home Loan
 Mortgage Corp. (1)
 6.20%, 3/07/94-
 5/15/2013                     1,013,230           965,000

 Federal National
 Mortgage Assoc. (1)
 6.75%, 01/20/95-
 10/25/2017                    1,897,808         1,895,839

 Federal National
 Mortgage Assoc. (1)
 7.55%, 3/07/94-
 2/25/2020                       825,134           785,418
                              ----------        ----------
                              $6,395,529        $6,301,232
                              ==========        ==========



(1) The Guaranteed REMIC Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The expected maturity of these investment securities, under the market conditions as of the first quarter of 1995, is expected to be from March 15, 2005 to February 25, 2020. These expectations may change as interest rates on mortgage loans change.

(2) The Fund has recorded unrealized losses of $94,297 on its investment securities based on their current market values at March 31, 1995.


4.  FORECLOSED REAL ESTATE HELD FOR SALE, NOTE RECEIVABLE AND OTHER INCOME

      The Trust had previously made three mortgage loans to the Boca Raton Hotel and Club Limited Partnership (the "Borrower"). Those loans were cross collateralized by the Boca Golf and Tennis Club and by a seven-acre undeveloped parcel of land located near an existing marina adjacent to the Boca Raton Hotel and Resort (the "Marina Parcel"). Both parcels are located in Boca Raton, Florida. In March 1993, the Trust initiated foreclosure proceedings against the Borrower, because its note had become due and no payment was forthcoming.

      On December 29, 1994, the Court approved a Settlement Stipulation (the "Settlement Agreement") regarding the Trust's foreclosure litigation related to the Trust's three mortgage loans to the Borrower. Under the Settlement Agreement, the Trust received $1,000,000 in cash and a stipulated judgment providing for a foreclosure sale of the Marina Parcel. The Settlement Agreement further provided that anytime prior to March 31, 1995 the Borrower could obtain a release of the Trust's lien against the Boca Golf and Tennis Club by tendering, to the Trust, $3,500,000 plus interest at 10% per annum from the court approval date of the Settlement Agreement. On February 7, 1995, the Trust acquired title to the Marina Parcel pursuant to the consensual foreclosure sale. On February 22, 1995 the Trust received the aforesaid $3,500,000 plus $24,757 of interest and released its mortgage lien on the Boca Golf and Tennis Club. Additionally, pursuant to the Settlement Agreement, the Borrower has agreed to cooperate with the Trust regarding the development rights for a 210-unit residential development on the Marina Parcel. The Trust has also agreed to lease the Marina Parcel to an affiliate of the Borrower for a one year period, effective February 7, 1995, at a triple net rent of $100,000 per year, for use by the Borrower solely as an employee parking lot.

The effect of the Settlement Agreement was reflected on the Trust's balance sheet as of December 31, 1994. For the quarter ended March 31, 1995, the Trust recorded interest income of $24,757 as other income in the Trust's consolidated statements of income and expenses on the Boca Golf and Tennis Club Note, as discussed above, and recognized a $24,495 loss related to the Marina Parcel.



5.    INVESTMENT IN REAL ESTATE VENTURES



 Equity in Income (Loss):

 For the quarter ended
 March 31,                     1995        1994

 Dearborn Park Townhome
 Partnership               $  123,575    $ 303,888
 Oakridge Partnership         (43,629)     (56,170)
                           ----------    ---------
 Total                     $   79,946    $ 247,718
                           ==========    =========



      During the quarter ended March 31, 1995, the Trust received $262,500 as its share of a distribution from the Dearborn Park Townhome Partnership. Also during the quarter ended March 31, 1995, the Trust funded $46,992 to the Oakridge Partnership. These fundings were offset by the receipt of $103,404 of deposits related primarily to the sales contract on 211 acres of the Oakridge property.


6. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES


      On February 9, 1995, the Trust received a cash distribution of $497,873 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS").
For the quarter ended March 31, 1995, the Trust has recorded a $336,374 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $336,374 net recovery in 1995 represents the $497,873 distribution received net of an estimated $161,499 due to the Class Action Settlement Fund representing the Trust's share of amounts due pursuant to the terms of the previously settled VMS securities litigation. As of March 31, 1995, the Trust has recorded $279,808 in distributions received from the liquidating trust as a liability in accounts payable and accrued expenses on its consolidated balance sheet per the terms of the Class Action Settlement.

      On January 25, 1994, the Trust received net proceeds of $519,943 relating to a recovery of payments previously made into an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the trustees of the Trust with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow, and the Trust has purchased an insurance policy to cover the directors.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      Banyan Short Term Income Trust (the "Trust") was formed to make short-term loans to affiliates of VMS Realty Partners. The Trust has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable. As a result of these defaults, the Trust suspended the making of new loans (except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral), including instances where the Trust has foreclosed upon or taken title, directly or indirectly, to the collateral. The Trust has also suspended distributions to shareholders. In early 1990, the Trust implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they can be disposed of in an orderly manner (the "Principal Recovery Plan"). In early January 1992, the Board affirmed that the continued implementation of the Principal Recovery Plan, consistent with property specific business plans adopted during 1991, is the best way to maximize shareholder value over the long-term.

      The Trust's largest asset is the Boca Raton Marina Parcel. The Trust took title to this property on February 7, 1995 and has agreed to a one year triple net lease with the property's former owner which provides for net rent of $100,000 for the year. The parcel will be utilized by the lessee solely as a parking lot for its employees. The Trust's other assets consist of a 50% interest in a partnership which owns a 241 acre parcel in Hollywood and Dania, Florida ("Oakridge") and a 75% interest in a partnership which owns the Federal Square at Dearborn Park townhome development in Chicago. The Trust's joint venture interests in these two assets have a combined book value of $3,990,574 as of March 31, 1995.

      With the February 1995 completion of the Boca Settlement Agreement, the Trust anticipates that substantially all of the Trust's remaining assets will be liquidated in the next twelve to eighteen months. During 1995, it is the Trust's intention to market the Marina Parcel for sale, complete the development and sales of townhome units in the Federal Square Project and sell the remaining residential parcel and retail site at Oakridge. The Trust will continue to concentrate its efforts toward maximizing the value and marketability of its assets as well as continuing its efforts to reduce the ongoing operating expenses of the Trust. Management of the Trust expects to present the Board of Trustees with various alternatives to the Trust's current business plan during the second quarter of 1995. The Trust's management will evaluate and present various alternatives to the Board of Trustees including, but not limited to, liquidating the trust or merging with another entity. It is the Trust's intent to propose a plan to the shareholders at the annual meeting based on the Board of Trustees review of management's recommendations as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $5,109,167 and $2,687,908, respectively. The increase in cash and cash equivalents is primarily due to the Trust's receipt of $3,500,000 due pursuant to the Boca Golf and Tennis Club Note, a $497,873 distribution from the liquidating trust, a $262,500 equity distribution from the Dearborn Park Townhome Partnership and receipts of $103,404 related primarily to the sales contract on the Oakridge property. These receipts were partially offset by the Trust's purchase of additional investment securities during 1995 of approximately $1,700,000 and payment of operating expenses and expenditures related to its real estate ventures.

      The Trust's current balance of cash and cash equivalents and investment securities is expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future. However, cash reserves may be expended to maintain, operate and dispose of properties. The Trust will seek to balance its activities in this regard, consistent with available resources. Ultimately, the cash proceeds derived from the sale of the Trust's remaining property interests will further contribute to the Trust's liquidity position.

      On February 9, 1995, the Trust received a cash distribution of $497,873 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the quarter ended March 31, 1995, the Trust has recorded a $336,374 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $336,374 net recovery in 1995 represents the $497,873 distribution received net of an estimated $161,499 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation.

      On January 25, 1994, the Trust received net proceeds of $519,943 relating to a recovery of payments previously made into an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the trustees of the Trust with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow, and the Trust has purchased an insurance policy to cover the directors.

      Management reviews each investment property interest held by the Trust on a quarterly basis utilizing current market information, including appraisals, market studies, financial projections and sales comparisons. When it has been determined in management's opinion that a permanent impairment in the value of a given property interest has occurred, the carrying value of that interest is written down to its fair market value.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) changes in the eventual sales price of properties to which the Trust has taken title; (ii) income from the Trust's investments in the Federal Square at Dearborn Park development and the Oakridge property; (iii) the Trust's ability to control its expenses; (iv) recovery on and potential distribution of cash proceeds from the assets of the liquidating trust in which the Trust holds an interest; and (v) the general improvement of conditions in the real estate markets where the Trust's properties are located.


RESULTS OF OPERATIONS

      For the quarters ended March 31, 1995 and 1994, the Trust recorded total income of $156,626 and $62,453, respectively. This increase is primarily attributable to the increases in income on cash and cash equivalents and investment securities which are attributable to the increase in cash available for investment and the higher interest rates available on such investments. Also contributing to this increase is the $24,757 of interest income received from the Boca Golf and Tennis Club note as discussed above.

      Net income from foreclosed real estate held for sale and real estate ventures totalled $55,451 and $247,718 for the quarters ended March 31, 1995 and 1994, respectively. For the quarters ended March 31, 1995 and 1994, net income from foreclosed real estate held for sale and real estate ventures consisted of $123,575 and $303,888, respectively, from income related to the Dearborn Park Townhome Partnership ("Dearborn Park"). The Dearborn Park income represents the Trust's 75% share of the Dearborn partnership's net income from the sale of 8 and 15 townhomes during the first three months of 1995 and 1994, respectively. Development of Dearborn Park's Federal Square Townhome project, consisting of a total of 117 townhomes, is substantially complete with 102 units sold or under contract as of March 31, 1995. During the first three months of 1995, Dearborn Park Partnership received net income from sales of approximately $160,000 in connection with the sale of the townhomes. The Trust recorded $43,629 and $56,170 as its share of the Oakridge Partnership ("Oakridge") operating loss for the quarters ended March 31, 1995 and 1994, respectively. The decrease in the loss between 1995 and 1994 is primarily due to the completion of the zoning and entitlement work during 1994. The Trust also recognized a $24,495 loss as of March 31, 1995 related to the Boca Marina Parcel which the Trust took title to on February 7, 1995.

      Total (recoveries) expense for the quarter ended March 31, 1995 and 1994 were ($76,674) and ($262,806), respectively. This change represents a $186,132 decrease in recoveries for the first quarter of 1995 when compared to the same period in 1994 and is primarily attributable to the January 25, 1994 receipt of $519,943 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The 1994 recovery was partially matched by a $336,374 recovery of losses on mortgage loans, notes and interest receivable which the Trust recorded during the first quarter of 1995. The 1995 recovery related to the distribution received from the Trust's interest in the liquidating trust as discussed above in Liquidity and Capital Resources. Adding to the impact of these recoveries are the decreases in first quarter 1995 shareholder expenses, and other professional fees when compared to the same period in 1994. Shareholder expenses decreased due to the timing of the recognition of payments for annual report and proxy related costs. Other professional fees decreased as a result of reimbursements for legal fees related to the Boca foreclosure matter for expenditures made by the Trust in prior periods. Partially offsetting these decreases in expenditures is the increase in general and administrative expenses. General and administrative expenses increased due primarily to an increase in Banyan Management Corp ("BMC") expenses which were allocated to the Trust based on the actual number of hours spent by BMC personnel on Trust-related matters. The finalization of the Boca Raton Hotel and Club Limited Partnership settlement, the foreclosure sale and transfer of ownership of the Boca Marina Parcel required the increased efforts on behalf of the BMC personnel.

      The combination of these changes resulted in net income of $288,751 ($0.04) per share and $572,977 ($0.09) per share, respectively, for the quarters ended March 31, 1995 and 1994.


                          PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   No exhibits are included with this report.

(b)   On January 17, 1995, a current report on Form 8-K was filed wherein Item
      5. Other Information disclosed the terms of a settlement relating to the Boca Raton Hotel and Club Limited Partnership Loans.

                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                                Date:  May 11, 1995
      Leonard G. Levine, President

By:   /s/ Joel L. Teglia                                   Date:  May 11, 1995
      Joel L. Teglia, Vice President
      of Finance and Administration, and Chief
      Financial and Accounting Officer