Form 10QSB
period 1995-06-30
BANYAN SHORT TERM INCOME TRUST
filed 1995-08-09
CIK 749882

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES   X  .     NO     .


Shares of beneficial interest outstanding as of August 9, 1995: 6,667,410.

Transitional Small Business Disclosure Format.  YES   .   NO X .



                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        BANYAN SHORT TERM INCOME TRUST
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                    1995           1994
ASSETS
Cash and Cash Equivalents       $ 11,518,815   $  2,687,908
Investment Securities              1,012,582      4,638,553
Interest Receivable                  248,903         64,556
Foreclosed Real Estate
  Held for Sale                   11,558,043     11,558,043
Net Investment in Real
  Estate Ventures                  2,895,694      4,229,540
Note Receivable                        ---        3,500,000
Other Assets                         215,395        211,004
                                ------------   ------------
Total Assets                    $ 27,449,432   $ 26,889,604
                                ============   ============
LIABILITIES AND SHARE-
  HOLDERS' EQUITY

Liabilities

Accounts Payable and
  Accrued Expenses              $    426,714   $    306,273
                                ------------   ------------

Shareholders' Equity

Shares of Beneficial Interest,
  No Par, 7,500,000 Shares
  Authorized, 6,917,510 Shares
  Issued                          61,870,851     61,870,851
Accumulated Deficit              (34,566,770)   (34,881,537)
Unrealized Losses on
  Investment Securities                ---         (124,620)
Treasury Stock, at Cost,
  for 250,100 Shares of
  Beneficial Interest               (281,363)      (281,363)
                                ------------   ------------
Total Shareholders' Equity        27,022,718     26,583,331
                                ------------   ------------
Total Liabilities and
  Shareholders' Equity          $ 27,449,432   $ 26,889,604
                                ============   ============
Book Value Per Share of
  Beneficial Interest
  (6,667,410 Shares Issued
  and Outstanding)              $       4.05   $       3.99
                                ============   ============

The accompanying notes are an integral part of the consolidated financial statements.



                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

INCOME                                 1995             1994
  Interest Income on Cash
    and Cash Equivalents           $    111,655     $    37,991
  Interest Income on Investment
    Securities                          136,194         108,079
  Other Interest Income                  24,757           ---
                                    -----------     -----------
  Total Income                          272,606         146,070
                                    -----------     -----------


EXPENSES (RECOVERIES)
  Shareholder Expenses                   59,258          69,347
  Directors' Fees, Expenses
    and Insurance                       108,490         102,723
  Other Professional Fees                83,465         138,634
  General and Administrative            247,691         164,389
  Recovery of Losses On Loans
    Notes, and Interest Re-
    ceivable and Class Action
    Settlement Costs and Expenses      (336,374)       (519,943)
                                    ------------    ------------

Total Expenses (Recoveries)             162,530         (44,850)
                                    -----------     -----------
Operating Income                        110,076         190,920
Net Income From Real
  Estate Ventures                       243,670         422,792
Net Loss From Foreclosed
  Real Estate Held for Sale            (38,979)           ---
                                    -----------     -----------
Net Income                          $   314,767     $   613,712
                                    ===========     ===========
Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                        $      0.05      $     0.09
                                    ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.




                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

INCOME                               1995            1994
  Interest Income on Cash
    and Cash Equivalents         $     61,179    $     5,890
  Interest Income on Investment
    Securities                         54,801         77,727
                                  -----------    -----------
  Total Income                        115,980         83,617
                                  -----------    -----------

EXPENSES
  Shareholder Expenses                 33,498         24,900
  Directors' Fees, Expenses
    and Insurance                      54,318         53,173
  Other Professional Fees              44,465         55,190
  General and Administrative          106,923         84,693
                                  -----------    -----------
Total Expenses                        239,204        217,956
                                  -----------    -----------

Operating Loss                       (123,224)      (134,339)
Net Income From Real Estate
  Ventures                            163,724        175,074
Net Loss From Foreclosed Real
  Estate Held for Sale                (14,484)         ---
                                  -----------    -----------
Net Income                        $    26,016    $    40,735
                                  ===========    ===========

Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                      $      0.00    $      0.01
                                  ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.




                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)


                               Shares of             Unrealized
                           Beneficial Interest       Losses on
                                                     Investment
                           Shares         Amount     Securities
 Shareholders'
 Equity, December 31,
 1994                     6,917,510    $61,870,851   $ (124,620)

 Net Income                  ---            ---           ---

 Unrealized Gains
 for the Period
 Ended June 30,
 1995                        ---            ---         124,620
                          ---------    -----------   ----------

 Shareholders'
 Equity,
 June 30, 1995            6,917,510    $61,870,851   $    ---
                          =========    ===========   ==========







                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED)
                                  (UNAUDITED)



                         Accumulated    Treasury
                           Deficit        Stock        Total
 Shareholders' Equity
 December 31, 1994
                         $(34,881,537)  $(281,363)   $26,583,331

 Net Income                   314,767        ---         314,767

 Unrealized Gains
 for the Period
 Ended June 30, 1995
                                 ---         ---         124,620
                         ------------   ---------    -----------
 Shareholders' Equity
 June 30, 1995           $(34,566,770)  $(281,363)   $27,022,718
                         ============   =========    ===========


 The accompanying notes are an integral part of the consolidated financial statements.






                        BANYAN SHORT TERM INCOME TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                       1995          1994

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET INCOME                            $ 314,767    $  613,712

Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  Amortization of Premium on
    Investment Securities                 2,673        13,533
  Equity in Net Income from
    Real Estate Ventures               (243,670)     (422,792)

Net Change In:
  Interest Receivable on Cash and
    Cash Equivalents and
    Investment Securities              (184,347)          244
  Other Assets                           (4,391)      (83,861)
  Accounts Payable and Accrued
    Expenses                            120,441       (52,868)
                                    -----------   -----------

Net Cash Provided In Operating
  Activities                              5,473        67,968
                                    -----------   -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from the Sale and
  Maturity of Investment
  Securities                          7,980,052     1,957,480
Purchase of Investment Securities    (4,232,134)   (5,835,601)
Collections of Notes Receivable       3,500,000         ---
Distributions from (Investment
  in) Real Estate Ventures, Net       1,577,516      (143,891)
                                    -----------   -----------

Net Cash Provided By (Used In)        8,825,434    (4,022,012)
  Investing Activities              -----------   -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents               8,830,907    (3,954,044)

Cash and Cash Equivalents at
  Beginning of Period                2,687,908     5,237,003
                                   -----------   -----------

Cash and Cash Equivalents at
  End of Period                    $11,518,815   $ 1,282,959
                                   ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.


                      BANYAN SHORT TERM INCOME TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)




      Readers of this quarterly report should refer to Banyan Short Term Income Trust's (the "Trust's") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Trust's 1994 Annual Report on Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


1.    FINANCIAL STATEMENT PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership both of which are accounted for on the equity method. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1995 and for the six months and quarters ended June 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Trust unless otherwise indicated.


2.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Trust. The Trust's costs for the six months ended June 30, 1995 and 1994 aggregated $173,907 and $140,202, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of June 30, 1995, the Trust had a net receivable due from BMC of $166,030.


3.    INVESTMENT SECURITIES

      The Trust's investment securities portfolio at June 30, 1995 is as follows:
                        Amortized Cost
                       Net of Principal
                           Paydowns         Estimated
 Title of Each Issue       Received      Market Value at
 and Name of Issuer      June 30, 1995    June 30, 1995

 Federal Home Loan
 Bank 8.70%,
 03/27/95-07/06/95          $1,012,582       $1,012,582



4.  FORECLOSED REAL ESTATE HELD FOR SALE, NOTE RECEIVABLE AND OTHER INCOME

      The Trust had previously made three mortgage loans to the Boca Raton Hotel and Club Limited Partnership (the "Borrower"). Those loans were cross collateralized by the Boca Golf and Tennis Club and by a seven-acre undeveloped parcel of land located near an existing marina adjacent to the Boca Raton Hotel and Resort (the "Marina Parcel"). Both parcels are located in Boca Raton, Florida. In March 1993, the Trust initiated foreclosure proceedings against the Borrower, because its three mortgage loans had become due and no payment was forthcoming.

      On December 29, 1994, the Court before which the foreclosure was pending approved a Settlement Stipulation (the "Settlement Agreement") regarding the Trust's foreclosure litigation related to the Trust's three mortgage loans to the Borrower. Under the Settlement Agreement, the Trust received $1,000,000 in cash and a stipulated judgment providing for a foreclosure sale of the Marina Parcel. The Settlement Agreement further provided that anytime prior to March 31, 1995 the Borrower could obtain a release of the Trust's lien against the Boca Golf and Tennis Club by tendering to the Trust, the sum of $3,500,000 plus interest at 10% per annum from the court approval date of the Settlement Agreement. On February 7, 1995, the Trust acquired title to the Marina Parcel pursuant to the consensual foreclosure sale. On February 22, 1995 the Trust received the aforesaid $3,500,000 plus $24,757 in interest and released its mortgage lien on the Boca Golf and Tennis Club. For the six months ended June 30, 1995, the Trust recognized a net loss of $38,979 related to the operation of the Marina Parcel.

      On June 9, 1995 the Trust entered into a contract to sell its interest in the Boca Marina Parcel to a local developer for a total purchase price of approximately $14,000,000. Subsequent to June 30, 1995, the Trust received nonrefundable earnest money deposits totaling
$3,000,000 regarding the June 9, 1995 contract. The Trust expects to close the transaction near the end of the third calendar quarter of 1995.


5.    INVESTMENT IN REAL ESTATE VENTURES



 Equity in Income (Loss):

 For the six months ended
 June 30,                              1995       1994

 Dearborn Park Townhome
 Partnership                       $  334,386   $ 642,558
 Oakridge Partnership                 (90,716)   (219,766)
                                   ----------   ---------
 Total                             $  243,670   $ 422,792
                                   ==========   =========

      During the six months ended June 30, 1995, the Trust received $1,514,868 as its share of a distribution from the Dearborn Park Townhome Partnership. Also during the six months ended June 30, 1995, the Trust funded $94,432 to the Oakridge Partnership. These fundings were offset by the receipt of $157,080 of deposits related primarily to the sales contract on 211 acres of the Oakridge property.


6. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      On February 9, 1995, the Trust received a cash distribution of $497,873 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the six months ended June 30, 1995, the Trust has recorded a $336,374 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $336,374 net recovery in 1995 represents the $497,873 distribution received net of an estimated $161,499 due to the Class Action Settlement Fund representing the Trust's share of amounts due pursuant to the terms of the previously settled VMS securities litigation. As of June 30, 1995, the Trust has recorded $279,808 in distributions received from the liquidating trust as a liability in accounts payable and accrued expenses on its consolidated balance sheet per the terms of the Class Action Settlement.

      On January 25, 1994, the Trust received net proceeds of $519,943 relating to a recovery of payments previously made into an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the trustees and officers of the Trust with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow, and the Trust has purchased an insurance policy to cover the officers and trustees.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      Banyan Short Term Income Trust (the "Trust") was formed to make short-term loans to affiliates of VMS Realty Partners. The Trust has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable. As a result of these defaults, the Trust suspended the making of new loans, except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral, including instances where the Trust has foreclosed upon or taken title, directly or indirectly, to the collateral. The Trust has also suspended distributions to shareholders. In early 1990, the Trust implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they can be disposed of in an orderly manner (the "Principal Recovery Plan"). In early January 1992, the Board affirmed that the continued implementation of the Principal Recovery Plan, consistent with property specific business plans adopted during 1991, is the best way to maximize shareholder value over the long-term.

      The Trust's largest asset is a seven acre parcel of undeveloped land located near an existing marina adjacent to the Boca Raton Hotel and Resort (the "Boca Marina Parcel"). The Trust took title to this property on February 7, 1995 and has agreed to a one year triple net lease with the property's former owner which provides for net rent of $100,000 for the year. The parcel will be utilized by the lessee solely as a parking lot for its employees. On June 9, 1995, the Trust entered into a contract to sell the Boca Marina Parcel for a purchase price of approximately $14,000,000. The Trust currently anticipates completion of the sale of the Boca Marina Parcel near the end of the third calendar quarter of 1995. The Trust's other assets consist of a 50% interest in a partnership (the "Oakridge Partnership") which owns a 215 acre parcel in Hollywood and Dania, Florida ("Oakridge") and a 75% interest in the Dearborn Park Townhome Partnership ("Dearborn Park") which owns the Federal Square at Dearborn Park townhome development in Chicago (the "Federal Square Project"). The Trust's joint venture interests in these two assets have a combined book value of $2,895,674 as of June 30, 1995.

      With the February 1995 completion of the Boca Settlement Agreement, the Trust anticipates that substantially all of the Trust's remaining assets will be liquidated in the next twelve to fifteen months. During 1995, it is the Trust's intention to complete the sale of the Boca Marina Parcel and finish the development and sales of townhome units in the Federal Square Project. The Trust also expects that the Oakridge Partnership will and sell the remaining residential parcels and retail site at Oakridge within the next year. The Trust will continue to concentrate its efforts toward maximizing the value and marketability of its assets as well as continuing its efforts to reduce the ongoing operating expenses of the Trust. Management of the Trust expects to present the Board of Trustees with various alternatives to the Trust's current business plan during the third quarter of 1995. The Trust's management will evaluate and present various alternatives to the Board of Trustees including, but not limited to, liquidating the Trust or merging with another entity. It is currently anticipated that an alternative plan will be presented regarding the future operations of the Trust to the shareholders at the annual meeting based on the Board of Trustees review of management's recommendations as discussed above. The Trust anticipates scheduling its 1994 Annual Meeting during the fourth quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $11,518,815 and $2,687,908, respectively.
The increase in cash and cash equivalents is primarily due to the Trust's receipt of $3,500,000 due pursuant to the Boca Golf and Tennis Club Note, the net proceeds from the sale of approximately $3,626,000 of the Trust's investment securities, a $497,873 distribution from the liquidating trust, a $1,514,868 distribution from Dearborn Park and receipts of $157,080 related primarily to the sales contract on the Oakridge property. These receipts were partially offset by the Trust's payment of operating expenses and expenditures related to its real estate ventures.

      The Trust's current balance of cash and cash equivalents and investment securities is expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future. However, cash reserves may be expended by the Trust to maintain, operate and dispose of its property and interests in its real estate ventures. The Trust will seek to balance its activities in this regard, consistent with available resources. Ultimately, the cash proceeds derived from the sale of the Trust's remaining property interests will further contribute to the Trust's liquidity position.

      On February 9, 1995, the Trust received a cash distribution of $497,873 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the six months ended June 30, 1995, the Trust has recorded a $336,374 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $336,374 net recovery in 1995 represents the $497,873 distribution received net of an estimated $161,499 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation.

      On January 25, 1994, the Trust received net proceeds of $519,943 relating to a recovery of payments previously made into an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the trustees and officers of the Trust with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow, and the Trust has purchased an insurance policy to cover the officers and trustees.

      On June 9, 1995 the Trust entered into a contract to sell its interest in the Boca Marina Parcel to a local developer for a total purchase price of approximately $14,000,000. The contract was subject to a twenty-one-day investigation period which commenced on June 7, 1995. During the investigation period, the purchaser was required to post a $1,000,000 earnest money deposit. On June 29, 1995 the initial twenty-one-day investigation period was extended to July 7, 1995. On July 7, 1995 the initial investigation period concluded and the purchaser waived its right to unilaterally terminate the contract. Pursuant to the terms of the contract, the purchaser was given a second investigation period which ended on August 7, 1995 to confirm the marketability of title and to ascertain that there were no "recognized environmental conditions" as defined by the American Society for Testing and Materials, at which time the purchaser was required to deposit an additional $2,000,000 to be added to the $1,000,000 earnest money deposit already posted, with all earnest money becoming non-refundable at that time. On August 7, 1995 the second and final investigation period concluded and the purchaser determined that title was acceptable and that no environmental conditions existed. On the same date, the purchaser deposited the additional $2,000,000 of earnest money as required. All earnest money is now nonrefundable in the event of a termination by the purchaser. The Trust expects to close the transaction near the end of the third calendar quarter of 1995.

      Management reviews each investment property interest held by the Trust on a quarterly basis utilizing current market information, including appraisals, market studies, financial projections and sales comparisons. When it has been determined in management's opinion that a permanent impairment in the value of a given property interest has occurred, the carrying value of that interest is written down to its fair market value. Management has determined that no write-down is required at this time.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) changes in the eventual sales price of properties to which the Trust has taken title; (ii) cash distributions derived from the Trust's investments in the Federal Square Project and the Oakridge property; (iii) the Trust's ability to control its expenses; (iv) recovery on and potential distribution of cash proceeds from the assets of the liquidating trust in which the Trust holds an interest; and (v) the general improvement of conditions in the real estate markets where the Trust's properties are located.


RESULTS OF OPERATIONS

      For the six months ended June 30, 1995 and 1994, the Trust recorded total income of $272,606 and $146,070, respectively. For the quarters ended June 30, 1995 and 1994 the Trust recorded total income of $115,980 and $83,617, respectively. The increases for the six months and quarter ended June 30, 1995 when compared to the same periods in 1994 are primarily due to increases in income on cash and cash equivalents and investment securities which are attributable to the increase in cash available for investment and the higher interest rates available on such investments. Also contributing to this increase is the $24,757 of interest income received from the Boca Golf and Tennis Club Note as discussed above. Interest income on investment securities for the quarter ended June 30, 1995 declined by approximately $23,000 from the $77,727 reported for the same period in 1994 due to a higher average balance of investment securities during the quarter ended June 30, 1994.

      Net income from real estate ventures totalled $243,670 and $422,792 for the six months ended June 30, 1995 and 1994, respectively, including $334,386 and $642,558, respectively, from income related to Dearborn Park. The Dearborn Park income represents the Trust's 75% share of the Dearborn Park's net income from the sale of 24 and 36 townhomes during the first six months of 1995 and 1994, respectively. Development of Dearborn Park's Federal Square Project, consisting of a total of 117 townhomes, is substantially complete with 110 units sold or under contract as of August 1, 1995. During the first six months of 1995, Dearborn Park received net sales proceeds of approximately $426,000 in connection with the sale of the townhomes. The Trust recorded $90,716 and $219,766 as its share of the Oakridge Partnership operating loss for the six months ended June 30, 1995 and 1994, respectively. The decrease in the loss between 1995 and 1994 is primarily due to the completion of the zoning and entitlement work during 1994. For the quarters ended June 30, 1995 and 1994, net income from real estate ventures totalled $163,724 and $175,074, respectively. The Trust's Dearborn Park interest generated income for the quarters ended June 30, 1995 and 1994 of $210,811 and $338,670, related to the sale of 16 and 24 townhomes, respectively. The Trust's share of the Oakridge Partnership's operating loss for the quarter ended June 30, 1995 and 1994 was $47,087 and $163,596, respectively. The Trust has also recognized a net loss of $38,979 and $14,484 for the six months and quarters ended June 30, 1995, respectively, related to the Boca Marina Parcel which the Trust took title to on February 7, 1995.

      Total expenses (recoveries) for the six months ended June 30, 1995 and 1994 were $162,530 and ($44,850), respectively. This change represents a $207,380 increase in expenses for the first six months of 1995 when compared to the same period in 1994. Expenses in 1994 were offset by the January 25, 1994 receipt of $519,943 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The 1994 recovery was partially matched in 1995 by a $336,374 recovery of losses on mortgage loans, notes and interest receivable which the Trust recorded during the quarter ended March 31, 1995. The 1995 recovery related to the distribution received from the Trust's interest in the liquidating trust as discussed above in Liquidity and Capital Resources. Adding to the impact of the 1995 expenses are the decreases in shareholder expenses, and other professional fees for the six months ended June 30, 1995, when compared to the same period in 1994. Shareholder expenses decreased due to the timing of the recognition of payments for annual report and proxy related costs. Other professional fees decreased as a result of reimbursements for legal fees related to the Boca Settlement Agreement for expenditures made by the Trust in prior periods. Partially offsetting these decreases in expenditures is the increase in general and administrative expenses. General and administrative expenses increased due primarily to an increase in Banyan Management Corp. ("BMC") expenses which were allocated to the Trust. BMC expenses are based on the actual number of hours spent by BMC personnel on Trust-related matters. The finalization of the Boca Settlement Agreement, the foreclosure sale and transfer of ownership of the Boca Marina Parcel.

      Total expenses for the quarter ended June 30, 1995 and 1994 were $239,204 and $217,956, respectively. Primarily contributing to this increase for the quarter ended June 30, 1995 was the $22,230 increase in general and administrative expenses due to additional BMC expenses allocated to the Trust as discussed above for the first six months of 1995. Shareholder expenses for the three months ended June 30, 1995 also increased by $8,598 when compared to the same period in 1994 due to increased annual report and postage costs for 1995. Partially offsetting the increased 1995 expenses, other professional fees for the quarter ended June 30, 1995 decreased by $10,725 due to the reimbursement of fees related to the Boca Settlement Agreement as discussed above.

      The combination of the above changes resulted in net income of $314,767 ($0.05 per share) and $613,712 ($0.09 per share) for the six months ended June 30, 1995 and 1994, respectively. For the quarters ended June 30, 1995 and 1994, the Trust recorded net income of $26,016 ($0.00 per share) and $40,735 ($0.01 per share), respectively.


OTHER INFORMATION

      Due to the pending Boca Marina transaction and its significance to the Trust, the Trust elected to defer the annual meeting of shareholders pending the completion of all due diligence related to the sale of the Boca Marina Parcel and the Board of Trustees' review of various strategies including but not limited to liquidation of the Trust or merging with another entity. Subsequent to the completion of the Trustees' review of the various strategies as discussed above, it is currently anticipated that an alternative plan regarding the future operation of the Trust will be presented to the shareholders at the annual meeting. The Trust anticipates scheduling its 1994 annual meeting during the fourth quarter of 1995.


                        PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   No exhibits are included with this report.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1995 for which this report is filed.




                                SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                         Date:  August 9, 1995
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                            Date:  August 9, 1995
      Joel L. Teglia, Vice President
      of Finance and Administration, and Chief
      Financial and Accounting Officer