Form 10-Q
period 1995-09-30
BANYAN SHORT TERM INCOME TRUST
filed 1995-11-13
CIK 749882

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995


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


Shares of beneficial interest outstanding as of November 9, 1995:   6,667,410.


Transitional Small Business Disclosure Format.  YES   .   NO X .

                         PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                        BANYAN SHORT TERM INCOME TRUST
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                   1995          1994
ASSETS
Cash and Cash Equivalents      $  3,607,333  $  2,687,908
Investment Securities            24,231,039     4,638,553
Interest Receivable                 116,228        64,556
Foreclosed Real Estate
  Held for Sale                       ---      11,558,043
Net Investment in Real
  Estate Ventures                 1,538,283     4,229,540
Note Receivable                       ---       3,500,000
Other Assets                        329,487       211,004
                               ------------  ------------
Total Assets                   $ 29,822,370  $ 26,889,604
                               ============  ============
LIABILITIES AND SHARE-
  HOLDERS' EQUITY
Liabilities
Accounts Payable and
  Accrued Expenses             $    502,325  $    306,273
                               ------------  ------------

Shareholders' Equity
Shares of Beneficial Interest,
  No Par, 7,500,000 Shares
  Authorized, 6,917,510 Shares
  Issued                         61,870,851    61,870,851
Accumulated Deficit             (32,249,201)  (34,881,537)
Unrealized Losses on
  Investment Securities             (20,242)     (124,620)
Treasury Stock, at Cost,
  for 250,100 Shares of
  Beneficial Interest              (281,363)     (281,363)
                               ------------  ------------
Total Shareholders' Equity       29,320,045    26,583,331
                               ------------  ------------
Total Liabilities and
  Shareholders' Equity         $ 29,822,370  $ 26,889,604
                               ============  ============
Book Value Per Share of
  Beneficial Interest
  (6,667,410 Shares Issued
  and Outstanding)             $       4.40  $       3.99
                               ============  ============

The accompanying notes are an integral part of the consolidated financial statements.


                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

INCOME                              1995            1994
  Interest Income on Cash
    and Cash Equivalents         $   202,517    $    53,067
  Interest Income on Investment
    Securities                       209,546        168,114
  Other Interest Income               24,757          ---
                                 -----------    -----------
  Total Income                       436,820        221,181
                                 -----------    -----------


EXPENSES (RECOVERIES)
  Shareholder Expenses                65,229         93,593

  Directors' Fees, Expenses
    and Insurance                    165,124        155,895
  Other Professional Fees            125,413        244,314
  General and Administrative         458,174        254,663
  Recovery of Losses On Loans
    Notes, Interest Receivable
    and Class Action Settlement
    Costs and Expenses              (336,374)      (519,943)
                                 ------------   ------------
Total Expenses                       477,566        228,522
                                 -----------    -----------

Operating Loss                       (40,746)        (7,341)
Net Income From Real
  Estate Ventures                    356,971      1,522,223
Net Income From Foreclosed
  Real Estate Held for Sale        2,316,111          ---
                                 -----------    -----------

Net Income                       $ 2,632,336    $ 1,514,882
                                 ===========    ===========
Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                     $      0.40    $      0.23
                                 ===========    ===========





The accompanying notes are an integral part of the consolidated financial statements.


                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


INCOME                              1995             1994
  Interest Income on Cash
    and Cash Equivalents         $    90,862     $    14,412
  Interest Income on Investment
    Securities                        73,352          60,699
                                 -----------     -----------

  Total Income                       164,214          75,111
                                 -----------     -----------

EXPENSES

  Shareholder Expenses                 5,971          24,246
  Directors' Fees, Expenses
    and Insurance                     56,634          53,172
  Other Professional Fees             41,948         105,680
  General and Administrative         210,483          90,274
                                 -----------     -----------

Total Expenses                       315,036         273,372
                                 -----------     -----------
Operating Loss                      (150,822)       (198,261)
Net Income From Real Estate
  Ventures                           113,301       1,099,431
Net Income From Foreclosed Real
  Estate Held for Sale             2,355,090           ---
                                 -----------     -----------

Net Income                       $ 2,317,569     $   901,170
                                 ===========     ===========
Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                     $      0.35     $      0.14
                                 ===========     ===========





The accompanying notes are an integral part of the consolidated financial statements.


                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)




                                Shares of           Unrealized
                           Beneficial Interest      Losses on
                                                    Investment
                         Shares         Amount      Securities
 Shareholders'
 Equity, December
 31, 1994               6,917,510    $61,870,851     $ (124,620)

 Net Income                ---            ---             ---

 Unrealized Gains
 for the Period
 Ended September
 30, 1995                  ---            ---           104,378
                        ---------    -----------     ----------
 Shareholders'
 Equity, September
 30, 1995               6,917,510    $61,870,851     $  (20,242)
                        =========    ===========     ==========







                        BANYAN SHORT TERM INCOME TRUST
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)
                                  (UNAUDITED)



                       Accumulated      Treasury
                         Deficit         Stock          Total
 Shareholders'
 Equity December
 31, 1994               $(34,881,537)   $(281,363)    $26,583,331

 Net Income                2,632,336         ---        2,632,336

 Unrealized Gains
 for the Period
 Ended September
 30, 1995                       ---          ---          104,378
                        ------------    ---------     -----------
 Shareholders'
 Equity September
 30, 1995               $(32,249,201)   $(281,363)    $29,320,045
                        ============    =========     ===========



 The accompanying notes are an integral part of the consolidated financial statements.





                        BANYAN SHORT TERM INCOME TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                         1995         1994

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET INCOME                            $ 2,632,336   $1,514,882

Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  Amortization of Premium on
    Investment Securities                   3,401       30,079
  Gain on Sale of Investment
    Securities                              ---         (3,238)
  Gain on Sale of Foreclosed Real
    Estate Held for Sale               (2,336,957)       ---
  Equity in Net Income from
    Real Estate Ventures                 (356,971)  (1,489,820)

Net Change In:
  Interest Receivable on Cash and
    Cash Equivalents and
    Investment Securities                 (51,672)      (8,712)
  Other Assets                           (118,483)     (75,892)
  Accounts Payable and Accrued
    Expenses                              196,052      (88,349)
                                      -----------  -----------
Net Cash Used In Operating
  Activities                              (32,294)    (121,050)
                                      -----------  -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

Proceeds from Sale of Investment
  Securities                                ---        703,238
Principal Payments on Investment
  Securities                           10,800,283    8,790,637
Purchase of Investment Securities     (30,291,792) (12,382,243)
Proceeds from Sale of Foreclosed
  Real Estate Held for Sale            13,895,000        ---
Collections of Notes Receivable         3,500,000        ---
Distributions from Real Estate
  Ventures, Net                         3,048,228      171,233
                                      -----------  -----------

Net Cash Provided By                      951,719   (2,717,135)
  Investing Activities                -----------  -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                 919,425     (2,838,185)

Cash and Cash Equivalents at
  Beginning of Period                2,687,908      5,237,003
                                   -----------    -----------

Cash and Cash Equivalents at
  End of Period                    $ 3,607,333    $ 2,398,818
                                   ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.



                        BANYAN SHORT TERM INCOME TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)




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



1.    FINANCIAL STATEMENT PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership both of which are accounted for on the equity method. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and for the nine months and quarters ended September 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Trust unless otherwise indicated.


2.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC").
These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to the particular entity. The Trust's allocated share of costs for the nine months ended September 30, 1995 and 1994 aggregated $286,315 and $214,413, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of September 30, 1995, the Trust had a net receivable due from BMC of $152,765. The net receivable is included in other assets in the Trust's Consolidated Balance Sheet.


3.    INVESTMENT SECURITIES


      The Trust's investment securities portfolio at September 30, 1995 is as follows:
                            AMORTIZED
                           COST NET OF    ESTIMATED
                            PRINCIPAL       MARKET
                             PAYDOWNS      VALUE AT
TITLE OF EACH ISSUE          RECEIVED      SEPT. 30,
AND NAME OF ISSUER        SEPT. 30, 1995   1995 (1)

Federal Home Loan Mortgage Corp. (2)

5.5% 7/6/95-10/15/1996       $   769,758   $   768,003
5.5% 7/06/95-3/15/2002           498,190       497,500
7.0% 7/11/95-1/15/2005           494,365       496,816
4.5% 9/29/95-7/25/2006         8,750,897     8,737,490
5.0% 7/06/95-1/25/2007           267,117       268,107
4.5% 7/06/95-3/15/2010           708,606       710,709

Federal National Mortgage Assoc. (2)
5.0% 7/06/95-8/25/1999           189,506       189,563
4.75% 9/08/95-2/25/2001        2,444,202     2,440,936
4.0% 7/06/95-10/25/2005        1,419,164     1,425,255
5.0% 7/06/95-1/25/2008         1,377,606     1,379,619
6.5% 9/11/95-4/25/2010           537,501       536,204
6.5% 7/06/95-7/25/2016         1,033,547     1,032,140
7.5% 9/28/95-9/25/2011         4,506,685     4,498,255

Merrill Lynch Trust
9.55% 8/31/95-8/01/2015          758,575       756,104

Collateralized Mortgage Securities
9.0% 9/15/95-6/25/2007           495,562       494,338
                             -----------   -----------

                             $24,251,281   $24,231,039
                             ===========   ===========

1. The Trust has recorded unrealized losses of $20,242 on its investment securities based on their current market values at September 30, 1995.

2. The guaranteed REMIC Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The maturity of these investment securities, under the market conditions as of the third quarter of 1995, is expected to be from October 15, 1996 to September 25, 2011. These expectations may change as interest rates on mortgage loans change.


4.  FORECLOSED REAL ESTATE HELD FOR SALE, NOTE RECEIVABLE AND OTHER INCOME

      The Trust had previously made three mortgage loans to the Boca Raton Hotel and Club Limited Partnership (the "Borrower"). Those loans were cross collateralized by the Boca Golf and Tennis Club and by a seven-acre undeveloped parcel of land located near an existing marina adjacent to the Boca Raton Hotel and Resort (the "Marina Parcel"). Both parcels are located in Boca Raton, Florida. In March 1993, the Trust initiated foreclosure proceedings against the Borrower, because of its three mortgage loans having become due and no payment was forthcoming.

      On December 29, 1994, the Court before which the foreclosure was pending approved a Settlement Stipulation (the "Settlement Agreement") regarding the Trust's foreclosure litigation related to the Trust's three mortgage loans to the Borrower. Under the Settlement Agreement, the Trust received $1,000,000 in cash and a stipulated judgment providing for a foreclosure sale of the Marina Parcel. The Settlement Agreement further provided that anytime prior to March 31, 1995 the Borrower could obtain a release of the Trust's lien against the Boca Golf and Tennis Club by tendering to the Trust the sum of $3,500,000 plus interest at 10% per annum from the court approval date of the Settlement Agreement. On February 7, 1995, a subsidiary of the Trust acquired title to the Marina Parcel pursuant to the consensual foreclosure sale. On February 22, 1995 the Trust received the aforesaid $3,500,000 plus $24,757 in interest and released its mortgage lien on the Boca Golf and Tennis Club. For the nine months ended September 30, 1995, the Trust recognized a net loss of $20,846 related to the operation of the Marina Parcel.

      On June 9, 1995 the Trust entered into a contract to sell its interest in the Boca Marina Parcel to Boca Marina, Ltd. an unaffiliated third party for a total purchase price of $14,000,000. On September 21, 1995 the Trust completed the sale of the Property and, net of closing costs, received cash proceeds of $13,895,000. The sale of the Property resulted in a gain on disposition to the Trust of $2,336,957. The Trust has no further interest in the Marina Parcel.


5.    INVESTMENT IN REAL ESTATE VENTURES


 Equity in Income:
 For the nine months ended
 September 30,                      1995          1994

 Dearborn Park Townhome
 Partnership                    $  515,331     $1,024,040
 Oakridge Partnership             (158,360)       498,183
                                ----------     ----------

 Total                          $  356,971     $1,522,223
                                ==========     ==========


      During the nine months ended September 30, 1995, the Trust received $3,034,674 as its share of a distribution from the Dearborn Park Townhome Partnership. Also during the nine months ended September 30, 1995, the Trust contributed $196,539 to the Oakridge Partnership. These contributions were offset by distributions of $210,093 related primarily to deposits received on the sales contract on 211 acres of the Oakridge property.


6. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES


      On February 9, 1995, the Trust received a cash distribution of $497,873 in respect of its interest in a liquidating trust established by VMS Realty Partners for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). A total of $336,374 of this distribution has been treated as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $336,374 net recovery in 1995 represents the $497,873 distribution received, net of an estimated $161,499 due to the Class Action Settlement Fund representing the Trust's share of amounts due pursuant to the terms of the previously settled VMS securities litigation. As of September 30, 1995, the Trust has recorded $279,808 in distributions received from the liquidating trust as a liability in accounts payable and accrued expenses on its consolidated balance sheet as required per the terms of the Class Action Settlement.

      On January 25, 1994, the Trust received net proceeds of $519,943 by terminating an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the trustees and officers of the Trust with monies to fund the cost of any litigation in which they might have been named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow, and the Trust has purchased an insurance policy to cover the officers and trustees.



7.    OTHER INFORMATION

      On October 26, 1995 the Trust's Board of Trustees adopted a plan to terminate and liquidate the Trust (the "Plan"). The Plan, as adopted, will not require the consent of the Trust's shareholders as it does not contemplate the distribution of securities or other property in-kind to the shareholders. Assuming the completion of the sale of the Trusts remaining assets by the end of the second quarter of 1996, the Trust anticipates an aggregate distribution to shareholders of $4.50 to $4.70 per share. The distribution may occur in two or more installments.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      Banyan Short Term Income Trust (the "Trust") was formed to make short-term loans to affiliates of VMS Realty Partners. These borrowers subsequently defaulted on their obligations adversely affecting the Trust. As a result of these defaults, the Trust suspended the making of new loans, except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral, including instances where the Trust has foreclosed upon or taken title, directly or indirectly, to the collateral. The Trust has also suspended distributions to shareholders. In early 1990, the Trust implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they can be disposed of in an orderly manner (the "Principal Recovery Plan").

      The Trust's most valuable asset, as of June 30, 1995, was a seven acre parcel of undeveloped land located near an existing marina adjacent to the Boca Raton Hotel and Resort (the "Boca Marina Parcel"). The Trust took title to this property on February 7, 1995 by means of a consensual foreclosure. On June 9, 1995, a subsidiary of the Trust entered into a contract to sell the Boca Marina Parcel for a purchase price of $14,000,000. On September 21, 1995 the Trust completed the sale of the Boca Marina Parcel and received net cash proceeds of $13,895,000. The Trust's other assets consist of a 50% interest in a partnership (the "Oakridge Partnership") which owns in aggregate 211 acres of land located in Hollywood and Dania, Florida ("Oakridge"), a 75% interest in the Dearborn Park Townhome Partnership ("Dearborn Park") which owns the Federal Square at Dearborn Park townhome development in Chicago (the "Federal Square Project"). The Trust's joint venture interests in these two assets have a combined book value of $1,538,283 as of September 30, 1995. As of September 30, 1995, the Trust also holds an interest in a liquidating trust which is valued at zero. See discussions below for further details on the Trust's interest in the liquidating trust.

      During the remainder of 1995 and early 1996, it is the Trust's intention to finish the development and sale of townhome units in the Federal Square Project. The Trust also expects that the Oakridge Partnership will complete the sale of the remaining residential parcels and retail site within the next twelve months. The Trust will continue to concentrate its efforts toward maximizing the value and marketability of its assets as well as continuing its efforts to reduce the ongoing operating expenses of the Trust as it implements its plan of liquidation.

      As a result of the disposition of the Trust's assets and anticipated sales efforts as discussed above, on August 17, 1995, the Trust announced that its Board of Trustees, after analyzing the present status of the Trust's asset base, authorized management to prepare a formal plan of termination/liquidation. The Trustees determined that in view of the anticipated sale of the Trust's remaining assets (Oakridge and Federal Square), its modest capital base, and the lack of any suitable merger candidates, the adoption of a formal plan of liquidation is the best strategy to maximize shareholder value. On October 26, 1995 the Trust's Board of Trustees adopted a plan to terminate and liquidate the Trust (the "Plan").
The Plan, as adopted, will not require the consent of the Trust's shareholders as it does not contemplate the distribution of securities or other property in-kind to the shareholders. In addition, on the same date, the Board of Trustees approved the filing of a proxy for its previously postponed 1994 annual meeting which has been scheduled for January 15, 1996.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at September 30, 1995 and December 31, 1994 was $3,607,333 and $2,687,908, respectively. In addition, the Trust held investment securities at September 30, 1995 and December 31, 1994 of $24,231,039 and $4,638,553, respectively, which are immediately convertible to cash. The $20,511,911 increase in cash and cash equivalents and investment securities as of September 30, 1995 when compared to December 31, 1994 is primarily due to the Trust's receipt of $13,895,000 in cash proceeds from the Trusts sale of its interest in the Boca Marina Parcel, $3,500,000 from the settlement of the Boca Golf and Tennis Club Note, a $497,873 distribution from the liquidating trust as discussed below, $3,034,674 in distributions from the Dearborn Park Partnership and receipt of distributions of $210,093 related primarily to deposits on the sales contract on the Oakridge property as discussed below. These receipts were partially offset by the Trust's payment of operating expenses and expenditures related to its real estate ventures.

      The Trust's current balance of cash and cash equivalents and investment securities is expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources through its termination and liquidation.

      On February 9, 1995, the Trust received a cash distribution of $497,873 in respect of its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the nine months ended September 30, 1995, the Trust has recorded $336,374 of this distribution as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $336,374 net recovery in 1995 represents the $497,873 distribution received net of an estimated $161,499 due to the Class Action Settlement Fund representing the Trust's share of amounts due as required per the terms of the previously settled VMS securities litigation.

      On June 9, 1995 a subsidiary of the Trust entered into a contract to sell its interest in the Boca Marina Parcel to Boca Marina, Ltd. an unaffiliated third party for a total purchase price of $14,000,000. On September 21, 1995 the Trust completed the sale of the property and, net of closing costs, received cash proceeds of $13,895,000. The sales price was based upon consideration of a number of factors including market studies, sale comparison and other internal valuations and considerations. The sale resulted in a gain on disposition to the Trust of $2,336,957. The Trust has no further interest in the Boca Marina Parcel.

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

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) changes in eventual sales price of and cash distributions derived from the Trust's investments in the Federal Square Project and the Oakridge property; (ii) the Trust's ability to control its expenses; and (iii) recovery on and potential distribution of cash proceeds from the assets of the liquidating trust in which the Trust holds an interest.


RESULTS OF OPERATIONS

      For the nine months ended September 30, 1995 and 1994, the Trust recorded total income of $436,820 and $221,181, respectively. For the quarters ended September 30, 1995 and 1994 the Trust recorded total income of $164,214 and $75,111, respectively. The increases for the nine months and quarter ended September 30, 1995 when compared to the same periods in 1994 of $215,639 and $89,103, respectively, are primarily due to increases in interest earned on the investment of cash and cash equivalents and investment securities which are attributable to the increase in cash available for investment and higher interest rates available on cash and cash equivalents and investment securities. Also contributing to the nine month increase is the Trust's recognition of interest income in the amount of $24,757 from the Boca Settlement Agreement as discussed above.

      Net income from real estate ventures totalled $356,971 and $1,522,223 for the nine months ended September 30, 1995 and 1994, respectively, including $515,331 and $1,024,040, respectively, from Dearborn Park. The Dearborn Park income represents the Trust's 75% share of the Dearborn Park's net income from the sale of 39 and 56 townhomes during the first nine months of 1995 and 1994, respectively. Development of Dearborn Park's Federal Square Project, consisting of a total of 117 townhomes, is substantially complete with 113 units sold or under contract as of November 1, 1995. During the first nine months of 1995, Dearborn Park recorded net income of approximately $663,000 in connection with the sale of the townhomes. The Trust also recorded $158,360 representing its share of the Oakridge Partnership operating loss for the nine months ended September 30, 1995 as compared to $498,183 of net income for the same period in 1994. The results during the same period of 1994 included a non-recurring gain of $869,704 from the sale of 59 acres by the Oakridge Partnership. For the quarters ended September 30, 1995 and 1994, net income from real estate ventures in the aggregate totalled $113,301 and $1,099,431, respectively. The Trust's Dearborn Park interest generated income for the quarters ended September 30, 1995 and 1994 of $180,945 and $381,482 from the sale of 15 and 17 townhomes, respectively. The Trust's share of the Oakridge Partnership's operating loss for the quarter ended September 30, 1995 was $67,644 compared to $717,949 of operating income for the same period in 1994. The 1994 results were impacted by the $869,704 gain referred to above. On September 21, 1995, the Trust completed the sale of the Boca Marina Parcel and received net cash proceeds of $13,895,000. The sale of the Boca Marina Parcel resulted in the Trust recognizing a gain on the sale of $2,336,957. See Liquidity and Capital Resources for further details regarding the Boca Marina Sale. The Trust has also recognized a net loss of $20,846 and $13,131 for the nine months and quarters ended September 30, 1995, respectively, regarding the Boca Marina Parcel.

      Total expenses for the nine months ended September 30, 1995 and 1994 were $477,566 and $228,522, respectively. Primarily contributing to this increase in expenditures is the increase of approximately $204,000 in general and administrative expenses. General and administrative expenses increased due primarily to an increase in Banyan Management Corp. ("BMC") expenses which were allocated to the Trust. BMC expenses are based on the actual number of hours spent by BMC personnel on Trust-related matters which for 1995 have included finalizing the Boca Settlement Agreement, the foreclosure sale and transfer of ownership of the Boca Marina Parcel, the sale of the Boca Marina Parcel as well as the efforts expended related to the Trust's plan of termination/liquidation. Expenses in 1994 were offset by the receipt of $519,943 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The 1994 recovery was partially matched in 1995 by a $336,374 recovery of losses on mortgage loans, notes and interest receivable which the Trust recorded during the quarter ended March 31, 1995. The 1995 recovery resulted from a distribution received in respect of the Trust's interest in the liquidating trust discussed above. Also contributing to the decrease in 1995 expenses are decreases in shareholder expenses, and other professional fees for the nine months ended September 30, 1995, when compared to the same period in 1994. Shareholder expenses decreased due to a decrease in investor relation expenses, annual report preparation costs and due to the timing of the recognition of payments for annual report and proxy related costs. Other professional fees decreased as a result of reimbursements for legal fees related to the Boca Settlement Agreement for expenditures made by the Trust in prior periods.

      Total expenses for the quarter ended September 30, 1995 and 1994 were $315,036 and $273,372, respectively. Primarily contributing to this increase for the quarter ended September 30, 1995 was a $120,209 increase in general and administrative expenses due to additional BMC expenses allocated to the Trust as discussed above. Partially offsetting the increased 1995 expenses, other professional fees and shareholder expenses for the quarter ended September 30, 1995 decreased by $63,732 and $18,275, respectively, due to the reimbursement of fees related to the Boca Settlement Agreement and the effect on investor relation costs and report costs as discussed above.

      The combination of the above changes resulted in net income of $2,632,336 ($0.40 per share) and $1,514,882 ($0.23 per share) for the nine months ended September 30, 1995 and 1994, respectively. For the quarters ended September 30, 1995 and 1994, the Trust recorded net income of $2,317,569 ($0.35 per share) and $901,170 ($0.14 per share), respectively.

                          PART II - OTHER INFORMATION





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   No exhibits are included with this report.

(b) The following report on Form 8-K was filed during the quarter ended September 30, 1995 for which this report is filed:

            A current report on Form 8-K was filed on August 31, 1995 wherein
            Item 5. disclosed that the Board of Trustees of the Trust has authorized management to prepare a formal plan of liquidation.

                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                           Date:  November 10, 1995
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                              Date:  November 10, 1995
      Joel L. Teglia, Vice President
      of Finance and Administration, and Chief
      Financial and Accounting Officer