Form 10KSB
period 1995-12-31
BANYAN SHORT TERM INCOME TRUST
filed 1996-04-04
CIK 749882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

( X )           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to         .

                         Commission File Number 1-8820

                         Banyan Short Term Income Trust
             (Exact name of Registrant as specified in its charter)

        Massachusetts                                  36-6801275
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

150 South Wacker Drive, Chicago, Illinois                        60606
(Address of principal executive offices                       (Zip Code)

(Registrant's telephone number, including area code)            (312) 553-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class              Name of each exchange on which registered
Shares of Beneficial Interest              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X  .     NO     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The Registrant's revenues for the preceding twelve months were $646,710. Shares of beneficial interest outstanding as of February 2, 1996: 6,667,410. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was approximately $4,569,472.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 19 of the sequentially numbered pages.

Transitional Small Business Disclosure Format: YES   .  NO  X .


                               TABLE OF CONTENTS


                                     PART I


       ITEM 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . .   1
       ITEM 2.   DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . . .   2
       ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . .   3
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . .   3

                                    PART II

       ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . .   4
       ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION OR PLAN OF OPERATION   . . . . . . . . . . . . .   5
       ITEM 7.   FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . .  11
       ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . .  11

                                    PART III

       ITEM 9.   TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS OF THE REGISTRANT  . . . . . . . . . . . . . . . .  12
       ITEM 10.  EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . .  14
       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . . .  16
       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . .  18
       ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . .  19
       SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       The Registrant, Banyan Short Term Income Trust (the "Trust"), is a Massachusetts business trust organized pursuant to a Declaration of Trust filed July 13, 1984, as amended, under the name VMS Short Term Income Trust. The Trust began doing business under its present name during the first quarter of 1991 and subsequently received shareholder authorization during the second quarter of 1991 to amend its Declaration of Trust to formally change its name to Banyan Short Term Income Trust.

BUSINESS OPERATIONS

       The Trust was formed to make short-term loans to affiliates of VMS Realty Partners. These borrowers subsequently defaulted on their obligations adversely affecting the Trust. As a result of these defaults, the Trust suspended the making of new loans, except for advances of additional funds under circumstances which it was deemed necessary to preserve the value of existing collateral, including instances where the Trust has foreclosed upon or taken title, directly or indirectly, to the collateral. The Trust also suspended distributions to shareholders. In early 1990, the Trust implemented a Principal Recovery Plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they could be disposed of in an orderly manner. On August 17, 1995, the Trust's Board of Trustees authorized management to prepare a Plan of Termination and Liquidation (the "Plan") for the Trust which was to include plans for disposing of its remaining assets and the distribution of any net cash proceeds to the shareholders. On October 26, 1995 the Trustees unanimously approved the Plan.

       A review of the Trust's business plan, which led to the consideration and ultimately the adoption of the Plan, was triggered by the Trust's 1995 disposition of its largest remaining assets, its note receivable collateralized by the Boca Raton Golf and Tennis Club and the sale of its interest in the Boca Raton Marina Parcel. As a result of the Boca dispositions, the Trustees concluded that termination of the Trust would be the best strategy to maximize shareholder value. Pursuant to the Plan, it is the Trustees' intention to complete the sale of the townhome unit in the Federal Square Project, complete the sale of the remaining 5-acre portion of the Oakridge site, dispose of its liquidating trust interest and proceed to wind-up and terminate the Trust's affairs within the next nine months. See Item 2, "Description of Property" and
Item 6, "Management Discussion and Analysis of Financial Condition or Plan of Operation" for further details regarding the Trust's remaining real estate assets and its Plan of Termination and Liquidation.

       The Trust has four employees who serve as executive officers. Administrative and accounting services are provided by Banyan Management Corp. See Item 12, "Certain Relationships and Related Transactions," Item 10, "Executive Compensation" and Note 6, "Transactions with Affiliates" of Notes to Consolidated Financial Statements.

       The Trust reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1995, the Trust did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any expenditures for environmental control facilities for the year ended December 31, 1996.

       The Trust elected to be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code for the years ended December 31, 1995, 1994 and 1993. On March 20, 1996, the Trust notified the Internal Revenue Service of its intent to revoke the tax election to be treated as a REIT under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, due to the decision to liquidate and terminate the Trust. Pursuant to the revocation of tax election 856(c)(1), the Trust will be taxable as a "C" corporation and will no longer be required to meet certain pre-determined distribution, asset and income requirements, effective January 1,1996.

       The business of the Trust is not seasonal and the Trust does no foreign or export business. The Trust does not segregate revenue or assets by geographic region, and such presentation is not applicable and would not be material to an understanding of the Trust's business taken as a whole.


ITEM 2.  DESCRIPTION OF PROPERTY

       As of March 18, 1996 the Trust has ownership interests in two properties. See Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and Note 4, "Foreclosed Real Estate Held for Sale, Note Receivable and Other Income", and Note 5, "Investment in Real Estate Ventures" of the Notes to Consolidated Financial Statements for additional information pertaining to the Trust's property interests. Below is a brief description of property interests owned by the Trust as of March 18, 1996:


 Property Name/     Date of                 Property
 Ownership         Ownership   Location     Description

 Oakridge           03/06/91   Dania,       approx. 5-acre
 (a 50% General                Florida      parcel of
 Partnership                                vacant land
 Interest)

 Federal Square     08/21/91   Chicago,     1 unit of a 117
 at Dearborn                   Illinois     unit townhouse
 Park (a 75%                                development
 General Part-
 nership Inter-
 est)




   ITEM 3.  LEGAL PROCEEDINGS

          The Registrant is not aware of any material pending legal proceedings as of March 18, 1996, nor were any proceedings terminated during the quarter ended December 31, 1995.



   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Trust did not submit any matter to a vote of its security holders during the fourth quarter of 1995.

                                      PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The Trust's shares were traded on the American Stock Exchange ("AMEX") (Symbol - VST) until February 2, 1996. On November 29, 1995, the Trust declared its initial liquidating distribution of $3.95 per share which was paid December 22, 1995 to all record holders of beneficial interest on December 11, 1995. The initial liquidating distribution was declared and paid pursuant to the Trust's Plan of Termination and Liquidation (the "Plan"). See Item 1, "Description of Business" and Item 6, "Management Discussion and Analysis of Financial Condition or Plan of Operation" for further details of the Trust's Plan. Subsequent to the initial liquidating distribution, the Trust was no longer able to meet certain financial and listing requirements of the AMEX and as a result the AMEX ceased trading the Trust's shares on February 2, 1996. The AMEX has notified the Trust that final delisting of its shares is to occur on April 10, 1996. There were no other distributions declared by the Trust for the years ending December 31, 1995 and 1994. The range of high and low sales prices per share for each of the quarters in the years ended December 31, 1995 and 1994 are as follows:

                                 Share Price
      Quarter                1995          1994

         1        High      $2.500        $1.812
                   Low      $1.813        $1.375

         2        High      $3.250        $2.063
                   Low      $1.875        $1.625

         3        High      $3.750        $2.250
                   Low      $2.813        $1.812

         4        High      $4.500        $2.125
                   Low      $0.438        $1.750
                   (a)

       (a) Subsequent to the $3.95 per share liquidating distribution discussed above.

          The Trust's remaining distribution to its shareholders is dependent upon, among other things: (i) changes in eventual sales price of and cash distributions derived from the Trust's investments in the Federal Square Project and the Oakridge property; (ii) the Trust's ability to control its expenses; and (iii) recovery on and potential distribution of cash proceeds from the assets of the liquidating trust in which the Trust holds an interest.

          The Trust anticipates making a final distribution to the shareholders of $0.40 to $0.60 per share pursuant to the Plan during the fourth quarter of 1996 depending upon the disposition of its remaining assets. See Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for further details regarding the Trust's final distribution and Plan of Termination and Liquidation.

          As of March 18, 1996, there were 2,736 record holders of shares of beneficial interest.


   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

   GENERAL

          Banyan Short Term Income Trust (the "Trust") was formed to make short-term loans to affiliates of VMS Realty Partners. These borrowers subsequently defaulted on their obligations adversely affecting the Trust.
   As a result of these defaults, the Trust suspended the making of new loans, except for advances of additional funds under circumstances which it was deemed necessary to preserve the value of existing collateral, including instances where the Trust has foreclosed upon or taken title, directly or indirectly, to the collateral. In early 1990, the Trust implemented a Principal Recovery Plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they could be disposed of in an orderly manner. On August 17, 1995, the Trust's Board of Trustees authorized management to prepare a Plan of Termination and Liquidation (the "Plan") for the Trust which was to include plans for disposing of its remaining assets and the distribution of any net cash proceeds to the shareholders. On October 26, 1995 the Trustees unanimously approved the Plan.

          A review of the Trust's business plan which led to the consideration and ultimately the adoption of the Plan was triggered by the Trust's 1995 disposition of its largest remaining assets; its note receivable collateralized by the Boca Raton Golf and Tennis Club and the sale of its interest in the Boca Raton Marina Parcel. Prior to the adoption of the Plan, the Trustees evaluated three other alternatives: (i) continuing operations as a real estate investment trust; (ii) a secondary offering; or (iii) a merger. Management analyzed internally generated financial projections, which contained leverage and internal growth assumptions, in order to assess the viability of continuing the Trust in its present form without the infusion of any addition capital. The Trustees concluded that the Trust, with its existing equity base and expense structure, would not generate enough net income, upon reinvestment of the Boca proceeds and its cash reserves to support a market price per share in excess of the anticipated liquidation value per share of the Trust. Management also reviewed the following two alternatives: (i) a secondary offering; or (ii) a merger. The Trustees concluded that the Trust would not be a candidate for a secondary offering due to the Trust's small asset base and lack of income generating properties. The Trust also considered locating a merger partner that would contribute additional management depth and real estate assets. Management hired an investment banker to locate potential merger candidates and conducted discussions with various entities but was unable to identify a suitable merger candidate.

          Based on these findings, the Trustees concluded that termination of the Trust would be the best strategy to maximize shareholder value. Pursuant to the Plan, it is the Trustees' intention to complete the sale of the townhome unit in the Federal Square Project, complete the sale of the remaining portion of the Oakridge site, dispose of its liquidating trust interest and proceed to wind-up and terminate the Trust's affairs within the next nine months. See Property Operations below for further details regarding the Trust's remaining real estate assets. The Plan does not contemplate the distribution to the shareholders of the Trust of securities or other property in kind and, therefore, the Trustees did not seek shareholder approval of the Plan. On December 22, 1995, the Trust made an initial liquidating distribution per the Plan to all shareholders of record on December 11, 1995 in the amount of $3.95 per share. Assuming completion of the sale of the Trust's remaining real estate assets by the end of the third quarter of 1996, the Trust anticipates a final distribution to shareholders of $0.40 to $0.60 per share. The distribution is anticipated to occur sometime in the fourth quarter of 1996. The estimated timing and amount of the Trust's termination and final distribution is based upon various assumptions associated with the disposition of its remaining assets, as discussed above. The final termination and distribution could vary from the Trust's estimates in the event the assets are disposed of earlier or later than anticipated and cash proceeds received upon disposition are more or less than expected due to changes in the market conditions as originally estimated.

          Subsequent to the initial liquidating distribution, the Trust was no longer able to meet certain financial and listing requirements of the American Stock Exchange (the "AMEX") and as a result the AMEX ceased trading of the Trust's shares on February 2, 1996. The AMEX has notified the Trust that final delisting of its shares is to occur on April 10, 1996. Following the final distribution, the Trust will close its transfer books and other records at the close of business on a date determined by the Trustees and thereafter certificates representing shares shall not be assignable or transferable on the Trust's books. At such time, the existence of the Trust will effectively be terminated.

   LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at December 31, 1995 and 1994 was $1,635,312 and $2,687,908, respectively. In addition, as of December 31, 1994, the Trust also held $4,638,553 in investment securities which were subsequently converted to cash. The decrease in cash, cash equivalents and investment securities between the years ended December 31, 1995 and 1994 of approximately $5,691,000 is the result of the Trust's use of approximately $27,000,000 in cash proceeds, offset by the receipt of cash proceeds, from various sources, in the amount of approximately $21,000,000. The Trust's use of cash proceeds is due primarily to the liquidating distribution in the amount of $26,336,270 as discussed above and payment of the Trust's operating expenses. Partially offsetting these decreases in cash, cash equivalents and investment securities was the Trust's receipt of net cash proceeds from the Boca Marina Sale of $13,895,000, the repayment of the Boca Golf and Tennis Club notes receivable of $3,500,000, the receipt of capital distributions from the Federal Square Project of $3,035,118, the receipt of $503,623 in distributions from the Trust's interest in a liquidating trust (see below) and income received on the investment of cash and cash equivalents and investment securities. See Results of Operations below for further details regarding the Trust's property activities.

          The Trust's current balance of cash and cash equivalents along with the cash proceeds to be derived from the sale of the Trust's remaining property interests is expected to be sufficient to meet its reasonably anticipated needs for its Plan as discussed above.

          On February 9, 1995 and December 20, 1995, the Trust received cash distributions of $497,873 and $5,750, respectively with respect to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the year ended December 31, 1995, the Trust has recorded $591,311 of the distributions as a recovery of losses on loans, notes and interest receivable and class action settlement costs and expenses. The $591,311 net recovery in 1995 includes the $503,623 distribution received during 1995 plus the Trust's recognition of a $87,688 reduction in the amount due to the Class Action Settlement Fund representing the Trust's share of amounts due as required per the terms of the previously settled VMS securities litigation. The reduction in the amount due to the Class Action Settlement Fund was recorded by the Trust as an accounting adjustment pursuant to a final determination of amounts actually due per the Settlement. As of December 31, 1995 the Trust had paid all amounts due to the Class Action Settlement Fund.

          On February 22, 1995, the Trust received repayment from the Boca Raton Hotel and Club Limited Partnership (the "Borrower") of its Boca Golf and Tennis Club mortgage note receivable in the amount of $3,500,000 plus $24,757 of interest. Pursuant to the Borrower's note repayment the Trust released its mortgage lien on the Boca Golf and Tennis Club property.

          On June 9, 1995 a subsidiary of the Trust entered into a contract to sell its interest in the Boca Marina Parcel to Boca Marina, Ltd. an unaffiliated third party for a total purchase price of $14,000,000. On September 21, 1995 the Trust completed the sale of the property and, net of closing costs, received cash proceeds of $13,895,000. The sales price was based upon consideration of a number of factors including market studies, sales comparisons and other internal valuations and considerations. The sale of the Boca Raton Marina Parcel resulted in a gain on disposition to the Trust of $2,336,957. The Trust has no further interest in the Boca Marina Parcel.

   RESULTS OF OPERATIONS

          As a result of the adoption of the Plan on October 26, 1995, effective October 27, 1995, the Trust began reporting on the liquidation basis of accounting. The 1995 results, therefore, are a combination of operations for the period January 1, 1995 through October 26, 1995 on a going concern basis as reported on the Consolidated Statements of Income and Expenses and operations for the period October 27, 1995 to December 31, 1995 as stated on the liquidation basis as reported on the Consolidated Statement of Changes in Net Assets in Liquidation. See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for further information.

          Total income for the years ended December 31, 1995, 1994 and 1993 was $646,710, $289,433 and $299,187 respectively. The increase in total income for year ended December 31, 1995 compared to the same period in 1994 is due to the increase in interest income as a result of an increase in cash and cash equivalents available for investment. This increase in cash and cash equivalents is primarily related to the cash proceeds received by the Trust from the disposition of its interests in the Boca assets discussed above and capital distributions received from the Federal Square Project. The decrease in total income for the year ended December 31, 1994 when compared to 1993 is primarily attributable to the decrease in operating property revenue which resulted from the sale of the Stoughton Lock-Up property in the fourth quarter of 1993. During 1994 and 1995, the Trust no longer owned any operating properties. The decrease in property operating revenue was partially offset by the increase in interest income on cash and cash equivalents and investment securities which is attributable to an increase in cash available for investment and an increase in interest rates on such investments during 1994.

          For the years ended December 31, 1995, 1994 and 1993 total expenses were $1,059,442, $250,365, and $988,917, respectively. The $809,077 increase in total expenses for the year ended December 31, 1995 when compared to 1994 is primarily related to the Trust's recognition of $550,000 of termination and liquidation costs, a $135,716 increase in other operating expenses, and the $123,361 decrease in the recovery of losses on loans, notes and interest receivable and class action settlement costs and expenses. The Trust's termination and liquidation costs consist of accrued expenses of approximately $314,000 for directors and officers tail coverage insurance, a termination fee payable to Banyan Management Corp. of approximately $160,000 and a severance and termination fee payable to Leonard G. Levine in the amount of approximately $76,000 pursuant to his current employment agreement as President of the Trust.

          Other operating expenses of the Trust for 1995 increased when compared to 1994 as a result of costs associated with the liquidation of the Trust's remaining real estate assets and establishing the Trust's plan of termination and liquidation. During 1995, the Trust treated the receipt of $591,311 as a recovery of losses on mortgage loans, notes and interest receivable reflecting the distributions received from its liquidating trust as discussed above in Liquidity and Capital Resources. During 1994, the Trust treated the receipt of $194,729 as a recovery of losses on mortgage interest receivable and the receipt of $519,943 as a recovery of class action settlement costs and expenses attributable to the recovery of net escrow proceeds related to the litigation captioned In re VMS Securities Litigation.

          The $738,552 decrease in total expenses in 1994 when compared to 1993 is primarily a result of a $714,672 recovery of losses on loans, notes and interest receivable and class action settlement costs as discussed above, a $187,457 decrease in expenses from operating properties and a $169,451 decrease in general and administrative expenses. Total expenses from property operating activities was $187,457 for the year ended December 31, 1993. The Trust had no operating properties during 1995 or 1994 due to the sale of the Stoughton Lock-Up in the fourth quarter of 1993 and the transfer of the Trust's Dearborn property to the Dearborn Park Townhome Partnership in May of 1993. The decrease in general and administrative expenses in 1994 when compared to 1993 is primarily the result of a decrease in the hours charged to the Trust by Banyan Management Corp. ("BMC") as less time was incurred by BMC personnel on Trust related matters as a result of the 1993 sale of the Stoughton Lock-Up and Manhattan Hi-Rise Garage properties. Partially offsetting this decrease was an increase in legal costs, which are included in other professional fees, associated with the Trust's foreclosure action against the borrower of the Boca Golf and Tennis Club and Boca Marina mortgage loans. Also, directors' fees, expenses, and insurance increased for the year ended December 31, 1994 when compared to the same period in 1993 due to higher premiums for directors' and officers' insurance.

          Net Income from Real Estate Ventures was $456,849 and $1,730,764 for the years ended December 31, 1995 and 1994, respectively compared to a net loss of $554,380 for the year ended December 31, 1993. For the year ended December 31, 1995, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Federal Square Partnership in the amount of $670,365 plus the Trust's share of net loss from the Oakridge Partnership in the amount of $213,516. The Trust's share of the 1995 net income of the Federal Square Project represents the Trust's 75% share of the partnership's approximate $865,000 of net income from the sale of 44 townhomes plus the recognition of $21,375 of interest income from the Trust's construction loan to the Federal Square project. Development of the Federal Square Project, consisting of a total of 117 townhomes, is complete with 116 units sold or under contract as of March 18, 1996. For the year ended December 31, 1994, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Federal Square Partnership and the Trust's share of net income from its interest in the Oakridge Partnership. The Trust's share of the 1994 net income in the Oakridge Partnership was $436,123. The Trust's share of the 1994 income of the Federal Square Project represents the Trust's 75% share of the partnership's approximate $1,679,000 of net income from the sale of 69 townhomes plus the recognition of $35,218 of interest income from the Trust's construction loan to the Federal Square Project. Net income per unit at the Federal Square Project for 1995 decreased to approximately $20,000 from approximately $24,000 for 1994 as a result of the larger more profitable units with additional upgrades being completed and sold during the earlier stage of the Federal Square Project. The 1994 net income from the Oakridge site includes the Trust's gain of $869,704 on the sale of a 60-acre portion of the site and a $433,581 loss on its operations. The Trust's losses on operations of the Oakridge site are primarily related to zoning and marketing costs incurred in the process of marketing the property for sale during 1995 and 1994. The Trust's 1993 $554,380 net loss from real estate ventures related to the loss on operations of the Oakridge property. The 1993 loss on operations includes $602,035 of zoning and holding costs which were partially offset by $47,655 of net income generated from the golf course operations. Golf course operations at Oakridge generated a net loss of $23,375 before they were terminated in September 1994.

          Net income from foreclosed real estate held for sale was $2,311,262 for the year ended December 31, 1995 compared to a net loss of $320,131 for the year ended December 31, 1993. The $2,311,262 of income in 1995 consists of a net loss from operations of the Boca Marina Parcel of $25,695 and a $2,336,957 gain on the sale of the Boca Marina Parcel as discussed above. The Trust's 1993 net loss from operations of foreclosed real estate held for sale includes a net loss of $56,926 from operations of the Manhattan Hi-Rise Garage ("Garage") plus the Trust's recognition of a $263,205 loss on the December 28, 1993 sale of the Garage.

          The combination of these changes resulted in net income for the years ended December 31, 1995 and 1994 of $2,355,379 ($0.35 per share) and $1,769,832 ($0.27 per share), respectively compared to a net loss of ($1,543,499) ($0.23 per share) for the year ended December 31, 1993.

   PROPERTY OPERATIONS

          On December 18, 1992, Banyan Dearborn Park Limited Partnership, a wholly owned subsidiary of the Trust, entered into a partnership agreement with Thrush Dearborn, Inc. a wholly owned subsidiary of Thrush Development Corp. ("Thrush") to develop 117 townhomes on 3.74 acres located in the South Loop area of downtown Chicago which had been owned by the Trust. The partnership agreement between the Trust and Thrush became effective on May 21, 1993. The Trust contributed its ownership interest in the land valued at $2,200,000 in exchange for a 75% general partnership interest in the Partnership while Thrush contributed $580,000 for its 25% general partnership interest in the Partnership. Development has been completed and during the year ended December 31, 1995, the Dearborn Partnership sold 44 townhomes and recognized net income from the sales of approximately $865,000. The Trust has recognized $670,365 as its 75% share of the net income from these sales plus the recognition of $21,375 of interest income from the Trust's construction loan to the Federal Square Project. During 1994, the Dearborn Partnership sold 69 townhomes and recognized net income from the sales of approximately $1,679,000. The Trust recognized $1,294,641 as its 75% of the net income from these sales plus the recognition of $35,218 of interest income from the Trust's construction loan to the Federal Square Project. As of December 31, 1995, the Dearborn Partnership had sold 113 units of the 117 units available and subsequently sold an additional 3 units.

          On March 6, 1991, in satisfaction of their mortgage loans receivable, the Trust and Banyan Mortgage Investment Fund ("BMIF"), each received a 50% interest in the Oakridge joint venture (the "Venture") pursuant to a deed-in-lieu agreement with the borrower. The Trust and BMIF each holds a 50% general partnership interest in the Oakridge joint venture. The property was comprised of 270 acres of vacant land located in Hollywood and Dania, Florida which had been operated as a golf course. On September 30, 1994, the Venture sold a 60-acre residential parcel of the Oakridge site to an unaffiliated third party for $4,100,000. Subsequent to December 31, 1995, on February 5, 1996 and March 1, 1996, the Trust sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Trust sold an additional 25-acre parcel of the Oakridge site to an unaffiliated party for approximately $2,200,000. The disparity in the price per acre between the three contracts of approximately $88,000 per acre to $26,000 per acre is due to each parcel's unit density per approved zoning and entitlement rights. The February and March, 1996 sales enabled the Venture to repay a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Venture received net proceeds from the sales of $4,180,505 of which $2,090,253 was distributed to the Trust representing its 50% interest in the Venture. The Trust will recognize its share of the gain from the February and March property sales of approximately $1,051,000 in the first quarter of 1996. The Venture is currently engaged in negotiations to sell the remaining 5-acre retail parcel at the Oakridge site.


   ITEM 7.  FINANCIAL STATEMENTS

          See Index to Consolidated Financial Statements on Page F-1 of this Report.



   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial statements disclosure.


                                      PART III

   ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

        The trustees and executive officers of the Trust are as follows:

            Norman M. Gold       Trustee
            Gerald L. Nudo       Trustee
            Marvin A. Sotoloff   Trustee
            Leonard G. Levine    President
            Neil D. Hansen       First Vice President
            Robert G. Higgins    Vice President and Secretary/General
                                 Counsel
            Joel L. Teglia       Vice President/Chief Financial Officer


          NORMAN M. GOLD, age 65, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in taxation, corporate and real estate law. Mr. Gold is also a trustee of Banyan Strategic Realty Trust and a director of Banyan Management Corp. and a trustee of New Plan Realty Trust. Mr. Gold has been a trustee of the Trust since 1985. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Associations.

          GERALD L. NUDO, age 46, is senior vice president of the investment banking firm of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial Corp., since 1990. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a certified public accountant and a licensed real estate broker in Illinois. Mr. Nudo has been a trustee of the Trust since 1985. He is also a director of Banyan Strategic Land Fund II and Banyan Management Corp.

          MARVIN A. SOTOLOFF, age 52, is regional vice president of Premisys Marketing Services, Inc., effective July 1993, a division of Premisys Real Estate Services, Inc. Prior to joining Premisys Marketing Services, Inc., Mr. Sotoloff was executive vice president of The Palmer Group Ltd., a company involved in real estate brokerage, development and property management, con-centrating on commercial real estate. He is a past president of the Chicago Office Leasing Brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff has been a trustee of the Trust since 1985. Mr. Sotoloff is also a trustee of Banyan Strategic Realty Trust and a director of Banyan Management Corp.

          LEONARD G. LEVINE, age 49, has been president of the Trust as well as Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Strategic Land Fund II and Banyan Mortgage Investment Fund since 1990. He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University in 1972. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

          NEIL D. HANSEN, age 49, has been first vice president of the Trust as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Strategic Realty Trust and Banyan Strategic Land Fund II since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

          ROBERT G. HIGGINS, age 44, has been vice president and general counsel of the Trust as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Strategic Realty Trust and Banyan Strategic Land Fund II since 1992, and secretary of these entities since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. Degree from Loyola University of Chicago.

          JOEL L. TEGLIA, age 34, has been vice president and chief financial officer of the Trust as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Strategic Realty Trust and Banyan Strategic Land Fund II since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.


   ITEM 10.  EXECUTIVE COMPENSATION

   A.  TRUSTEE COMPENSATION

          The Trustees are paid an annual fee of $15,000, payable quarterly, plus $875 for each board meeting, including meetings of the audit committee, attended in person and $250 an hour for each board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Trustee is reimbursed for out-of-pocket expenses incurred in attending meetings of the Board.

   B.  EXECUTIVE COMPENSATION

          Compensation paid to executive officers of the Trust for the year ended December 31, 1995, 1994 and 1993 is as follows:


                                    Annual Compensation

                                                     Other
                                                     Annual
                                                    Compen-
                          Year   Salary   Bonus(2)   sation
    Leonard G. Levine,    1995   $40,610   $27,997    n/a
    President and Chief   1994   $40,610   $29,441    n/a

    Executive Officer(1)  1993   $40,610   $ 5,705    n/a


                                   Long-Term Compensation
                                      Awards          Payouts

                               Restricted                       All Other
                                  Stock     Options/    LTIP     Compen-
                         Year   Award(s)    SARs (#)  Payouts    sation
Leonard G. Levine,       1995      n/a        n/a       n/a        n/a
President and Chief      1994      n/a        n/a       n/a        n/a
Executive Officer(1)     1993      n/a        n/a       n/a        n/a

    (1) No other executive officer earned more than $100,000 in salary and bonus.

    (2)  See incentive compensation program discussion below.


       Mr. Levine serves as chief executive officer of the Trust pursuant to an employment agreement originally entered into January 1, 1990. This agreement is automatically renewed each year unless either the Trust or Mr. Levine gives the other notice of termination before March 31 preceding the end of the current employment period. As notice was not given by either party prior to March 31, 1995, the agreement was automatically renewed through December 31, 1995. Mr. Levine's annual salary is subject to annual review for increases due to the cost of living and merit factor, but any increases are at the sole discretion of the Board of Trustees.

       In addition to his base salary, the Board may grant Mr. Levine a discretionary bonus based on merit performance. Further, Mr. Levine also receives additional compensation under an incentive compensation program included in his contract. Mr. Levine's incentive compensation earnings are calculated based on the following four components: (i) 0.56% of the amount of the Trust's collateralized claims which are converted into cash; (ii) 1.35% of the amount of the Trust's unsecured claims which are converted into cash; (iii) the percentage increase in the Trust's market capitalization between January 1, 1990 and the end of each calendar year (0.25% of the first 10% increase, .50% of the next 10% increase and 1.00% of any increase in excess of 20%); and (iv) 0.1% of the amount of cash distributions to shareholders of the Trust. In order to be eligible to receive the incentive compensation for the preceding calendar year, Mr. Levine must be employed by the Trust on March 31 of the following year. Except as provided below, any incentive compensation which has not been paid prior to Mr. Levine's termination is forfeited. Mr. Levine earned incentive compensation, as described in items (i) through (iv), of $147,706 for the year ended December 31, 1995 which was paid on March 1, 1996. Incentive amounts paid in 1995 of $27,997, 1994 of $29,441 and 1993 of $5,705 also represent incentive compensation earned as discussed above in items (i) through
(iv) in 1994, 1993 and 1992, respectively.

       If the Trust terminates Mr. Levine for cause or Mr. Levine voluntarily terminates, all incentive compensation not previously paid to Mr. Levine is forfeited and he is not entitled to any severance payment. If Mr. Levine's dies or becomes permanently disabled, he is entitled to all incentive compensation earned through the date of his disability or death plus any disability or life insurance proceeds in the amount of two times his annual salary which is consistent with standard insurance benefits of all Banyan Management Corp. employees, but he is not entitled to any other severance payments. If his employment is terminated without cause following a change of control (as defined in the agreement), the Trust will continue to pay Mr. Levine's salary during the remainder of the employment period and will pay him all incentive compensation which he would have earned as if all the Trust's assets had been converted into cash and all proceeds were distributed. If Mr. Levine is terminated without cause but no change of control has occurred, he will receive a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (including incentive compensation based upon assets converted into cash within one year following his termination if the Trust had received "expression of interest" prior to Mr. Levine's termination), plus an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following entities are known by the Trust to be the beneficial owners of more than 5% of the outstanding shares as of March 18, 1996:



                                       Amount &
                                       Nature of
                 Name & Address of    Beneficial  Percent
 Title of Class  Beneficial Owner      Ownership  of Class


 Shares of       FMR Corp.              653,200     9.80%
 Beneficial      82 Devonshire St.
 Interest, No    Boston, MA 02109
 Par Value

 Shares of       Fir Tree Partners      789,300    11.84%
 Beneficial      1211 Avenue of the
 Interest, No    Americas
 Par Value       29th Floor
                 New York, NY 10035

 Shares of       Laifer Capital         501,650     7.52%
 Beneficial      Management, Inc.
 Interest, No    45 W. 45th St.
 Par Value       9th Floor
                 New York, NY 10036



      The following table sets forth the ownership of shares owned directly and indirectly by the trustees and officers of the Trust as of March 18, 1996:


                                     Amount &
                                     Nature of
 Title of       Name of              Beneficial         Percent
 Class          Beneficial Owner     Ownership          of Class

 Shares of      Leonard G. Levine    10,955 Shares    less than 1%
 Beneficial
 Interest, No
 Par Value

 Shares of      Gerald L. Nudo       4,000 Shares     less than 1%
 Beneficial
 Interest, No
 Par Value

 Shares of      Neil D. Hansen       4,000 Shares     less than 1%
 Beneficial
 Interest, No
 Par Value

 Shares of      Robert G. Higgins    1,950 Shares     less than 1%
 Beneficial
 Interest, No
 Par Value

 Shares of      All Trustees and     20,905 Shares    less than 1%
 Beneficial     Officers of the
 Interest, No   Trust, as a group
 Par Value      (7 persons)



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC"). BMC is owned by the Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II and Banyan Mortgage Investment Fund (the "Banyan Funds"). Mr. Levine is the president of BMC for which he receives no additional compensation. Messrs. Teglia, Hansen and Higgins are employees of the Trust but are compensated by BMC and their compensation is included in the administrative costs for which BMC is reimbursed by the Trust. The directors/trustees of all Banyan Funds serve as directors of BMC but receive no additional compensation. These costs are allocated to the Trust and other Banyan Funds to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to the particular entity. The Trust's allocated share of costs for the years ended December 31, 1995, 1994 and 1993 aggregated $370,399, $289,626 and $440,191, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of December 31, 1995, the Trust had a net receivable due from BMC of $167,207.

      Reference is made to Note 6, "Transactions with Affiliates" of the Notes to Consolidated Financial Statements for the amount of administrative costs paid to and a description of various transactions with Banyan Management Corp.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

            (1)(2) The financial statements indicated in Part II, Item 7, Consolidated Financial Statements and Supplementary Data.

            (3)         Exhibits

      The following exhibit is incorporated by reference from the Trust's Form 8-K dated November 1, 1995:

      Exhibit No.       Description

          (2)           Plan of Liquidation/Termination

      The following exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989:

      Exhibit No.       Description

          3(a) Fifth Amended and Restated Declaration of Trust dated October 23, 1987

      The following exhibit is incorporated by reference from the Trust's Registration Statement on Forms S-4 (file no. 33-11038) referencing the exhibit numbers used in that Registration Statement.

      Exhibit No.       Description

         (3)(b)         By-Laws of the Registrant - Dated December 14, 1984

      Exhibit No.       Description

         (10)           Material Contracts

                        Second Amendment of Leonard G. Levine's Employment Contract dated December 31, 1992

         (21)           Schedule of Subsidiaries of the Registrant

(b)   Exhibits and Reports on Form 8-K:

      A current report on Form 8-K was filed on October 6, 1995 wherein Item 2. Disposition of Assets, disclosed the Registrant's sale of its ownership interest in the Boca Marina Parcel.

      A current report on Form 8-K was filed on November 1, 1995 wherein Item 5. Other Information, disclosed that the Board of Trustees of the Registrant had unanimously approved a Plan of Termination/ Liquidation for the Trust.

      A current report on Form 8-K was filed on December 6, 1995 wherein Item 5. Other Information, disclosed the Registrant declaration of its initial liquidating distribution to shareholders pursuant to its Plan of Liquidation/Termination.

(c)   See Item 13(a)(3) above.

(d)   None.

      An annual report will be sent to the shareholders subsequent to this filing and the Trust will furnish copies of such report to the Commission at that time.



                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                                 Date:  April 4, 1996
      Leonard G. Levine, President

PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ Leonard G. Levine                                 Date:  April 4, 1996
      Leonard G. Levine, President


By:   /s/  Joel L. Teglia                                   Date:  April 4, 1996
      Joel L. Teglia, Vice President
      of Finance and Administration
      and Chief Financial and
      Accounting Officer


By:   /s/  Norman M. Gold                                   Date:  April 4, 1996
      Norman M. Gold, Trustee



By:   /s/  Gerald L. Nudo                                   Date:  April 4, 1996
      Gerald L. Nudo, Trustee



By:   /s/  Marvin A. Sotoloff                               Date:  April 4, 1996
      Marvin A. Sotoloff, Trustee






                                   EXHIBIT 10

                                   EXHIBIT 21


                         BANYAN SHORT TERM INCOME TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Pages

Report of Independent Auditors                                               F-2

Consolidated Statement of Net Assets in Liquidation at
December 31, 1995 (Liquidation Basis)                                        F-3

Consolidated Statement of Changes in Net Assets in
Liquidation, For the Period October 27, 1995 to December
31, 1995 (Liquidation Basis)                                                 F-4

Consolidated Balance Sheet at December 31, 1994
(Going Concern Basis)                                                        F-5

Consolidated Statements of Income and Expenses For
the Period January 1, 1995 to October 26, 1995
and the Years Ended December 31, 1994 and 1993
(Going Concern Basis)                                                        F-6

Consolidated Statements of Shareholders' Equity For
the Period January 1, 1995 to October 26, 1995 and For
the Years Ended December 31, 1994 and 1993 (Going
Concern Basis)                                                        F-7 to F-8

Consolidated Statements of Cash Flows For the Period
January 1, 1995 to October 26, 1995 and For the Years
Ended December 31, 1994 and 1993 (Going Concern Basis)               F-9 to F-10

Notes to Consolidated Financial Statements                          F-11 to F-17










All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.






                         REPORT OF INDEPENDENT AUDITORS



To the Shareholders of Banyan Short Term Income Trust:

      We have audited the accompanying consolidated balance sheet of Banyan Short Term Income Trust as of December 31, 1994, and the related consolidated statements of income and expenses, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994 and the consolidated statements of income and expenses, shareholders' equity and cash flows for the period January 1, 1995 to October 26, 1995 (prepared on a going concern basis). In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 1995, and the related consolidated statement of changes in net assets in liquidation for the period from October 27, 1995 to December 31, 1995 (prepared on a liquidation basis). These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 1 to the consolidated financial statements, the Trustees of Banyan Short Term Income Trust approved a plan of liquidation on October 26, 1995, and the Trust commenced liquidation shortly thereafter. As a result, the Trust has changed its basis of accounting for periods subsequent to October 26, 1995 from a going-concern basis to a liquidation basis.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Short Term Income Trust at December 31, 1994, the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 and for the period from January 1, 1995 to October 26, 1995 (prepared on a going concern basis), its consolidated net assets in liquidation as of December 31, 1995, and the changes in its net assets in liquidation for the period from October 27, 1995 to December 31, 1995 (prepared on a liquidation basis), in conformity with generally accepted accounting principles.


                                                /s/ ERNST & YOUNG LLP

                                                ERNST & YOUNG LLP

Chicago, Illinois
March 20, 1996



                         BANYAN SHORT TERM INCOME TRUST
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                DECEMBER 31, 1995


ASSETS
  Cash and Cash
    Equivalents                   $  1,635,312
  Interest Receivable                    1,942
  Net Investment in Real
    Estate Ventures                  1,636,749
  Other Assets                         282,879
                                  ------------
Total Assets                         3,556,882
                                  ------------
LIABILITIES
  Accounts Payable and
    Accrued Expenses                   829,822
                                  ------------

NET ASSETS IN LIQUIDATION         $  2,727,060
                                  ============
  Book Value Per Share
    of Beneficial
    Interest (6,667,410
    Shares Issued and
    Outstanding)                  $       0.41
                                  ============



The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN SHORT TERM INCOME TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
              FOR THE PERIOD OCTOBER 27, 1995 TO DECEMBER 31, 1995


Net Assets at October 27,
  1995 (Going Concern
  Basis)                         $ 29,624,697

Adjustment to Liquidation
  Basis                              (550,000)

Interest Income on Cash and
  Cash Equivalents                    135,524

Operating Expenses                   (235,097)

Net Income From Real Estate
  Ventures                             67,964

Change in Unrealized Gain
  on Investment Securities             20,242

Distributions Paid to
  Shareholders                    (26,336,270)
                                 ------------

Net Assets in Liquidation
  at December 31, 1995           $  2,727,060
                                 ============


The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN SHORT TERM INCOME TRUST
                           CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                DECEMBER 31, 1994



ASSETS
Cash and Cash Equivalents               $  2,687,908
Investment Securities                      4,638,553
Interest Receivable                           64,556
Foreclosed Real Estate
  Held for Sale                           11,558,043
Net Investment in Real
  Estate Ventures                          4,229,540
Note Receivable                            3,500,000
Other Assets                                 211,004
                                        ------------
Total Assets                            $ 26,889,604
                                        ============

LIABILITIES AND SHARE-
HOLDERS' EQUITY

Liabilities
Accounts Payable and
  Accrued Expenses                      $    306,273
                                        ------------
Shareholders' Equity
Shares of Beneficial Interest,
  No Par, 7,500,000 Shares
  Authorized, 6,917,510 Shares
  Issued                                  61,870,851
Accumulated Deficit                      (34,881,537)
Unrealized Losses on
  Investment Securities                     (124,620)
Treasury Stock, at Cost,
  for 250,100 Shares of
  Beneficial Interest                       (281,363)
                                        ------------
Total Shareholders' Equity                26,583,331
                                        ------------

Total Liabilities and
  Shareholders' Equity                  $ 26,889,604
                                        ============

Book Value Per Share
  of Beneficial
  Interest (6,667,410
  Shares Issued and
  Outstanding)                          $       3.99
                                        ============




The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN SHORT TERM INCOME TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                              (GOING CONCERN BASIS)


                           For the Period        For the Years Ended
                         January 1, 1995 to     December 31,   December 31,
                          October 26, 1995          1994          1993

INCOME
Interest Income
  on Cash and Cash
  Equivalents                  $   184,882   $    68,887    $     60,157
Interest Income on
  Investment Securities            301,547       220,546           ---
Operating Property
  Revenue                            ---           ---           239,030
Other Interest Income               24,757         ---             ---
                               -----------   -----------     -----------
Total Income                       511,186       289,433         299,187
                               -----------   -----------     -----------


EXPENSES (RECOVERIES)
Shareholder Expenses                65,944       105,053         119,495
Directors' Fees,
  Expenses and
  Insurance                        188,838       208,632         194,289
Other Professional Fees            118,129       289,421         278,247
General and
  Administrative                   486,995       361,931         531,382
Expenses From Property
  Operating Activities               ---           ---           187,457
Recovery of Losses on
  Loans, Notes and
  Interest Receivable
  and Class Action
  Settlement Costs and
  Expenses                        (585,561)     (714,672)       (321,953)
                               -----------   -----------     -----------
Total Expenses                     274,345       250,365         988,917
                               -----------   -----------     -----------

Operating Income
  (Loss)                           236,841        39,068        (689,730)

Net Income (Loss)
  From Real Estate
  Ventures                         388,885     1,730,764        (554,380)

Net Income (Loss) From
  Foreclosed Real
  Estate Held for Sale           2,311,262         ---          (320,131)

Gain on Disposition of
  Real Estate                        ---           ---            20,742
                               -----------   -----------     -----------

Net Income (Loss)              $ 2,936,988   $ 1,769,832     $(1,543,499)
                               ===========   ===========     ===========


Net Income (Loss) Per
  Share of Beneficial
  Interest (Based on
  Shares Outstanding of
  6,667,410)                   $      0.44   $      0.27     $     (0.23)
                               ===========   ===========     ===========

      The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN SHORT TERM INCOME TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (GOING CONCERN BASIS)
               FOR THE PERIOD JANUARY 1, 1995 TO OCTOBER 26, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993




                             Shares of             Unrealized
                          Beneficial Interest  (Losses) Gains on
                                                   Investment
                          Shares      Amount       Securities


Shareholders' Equity,
  December 31, 1992      6,917,510  $61,870,851      $      --
Net Loss                     ---          ---              ---
                        ----------  -----------      -----------

Shareholders' Equity,
  December 31, 1993      6,917,510   61,870,851            ---
Net Income                   ---          ---              ---

Unrealized Losses            ---          ---           (124,620)
                        ----------   ----------      -----------

Shareholders' Equity,
  December 31, 1994      6,917,510   61,870,851         (124,620)
Net Income as of
  October 26, 1995           ---          ---              ---

Unrealized Gains             ---          ---            104,378
                       -----------  -----------      -----------

Shareholders' Equity,
  October 26, 1995       6,917,510  $61,870,851      $   (20,242)
                       ===========  ===========      ===========




      The accompanying notes are an integral part of the consolidated financial statements.






                         BANYAN SHORT TERM INCOME TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (GOING CONCERN BASIS)
               FOR THE PERIOD JANUARY 1, 1995 TO OCTOBER 26, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                                   (CONTINUED)




                        Accumulated     Treasury
                           Deficit         Stock         Total

Shareholders' Equity,
  December 31, 1992      $(35,107,870)   $(281,363)   $26,481,618
Net Loss                   (1,543,499)       ---       (1,543,499)
                         ------------    ---------    -----------

Shareholders' Equity,
  December 31, 1993       (36,651,369)    (281,363)    24,938,119
Net Income                  1,769,832        ---        1,769,832
Unrealized Losses               ---          ---         (124,620)
                          -----------   ----------    -----------

Shareholders' Equity,
  December 31, 1994       (34,881,537)    (281,363)    26,583,331

Net Income as of
  October 26, 1995          2,936,988        ---        2,936,988

Unrealized Gain                 ---          ---          104,378
                         ------------  -----------    -----------

Shareholders' Equity,
  October 26, 1995       $(31,944,549) $  (281,363)   $29,624,697
                         ============  ===========    ===========



      The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN SHORT TERM INCOME TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)



                            For the Period       For the Years Ended
                         January 1, 1995 to   December 31,   December 31,
                            October 26, 1995     1994            1993

CASH FLOWS FROM
OPERATING ACTIVITIES:

NET INCOME (LOSS)               $ 2,936,988  $ 1,769,832     $(1,543,499)

Adjustments to Reconcile
  Net Income (Loss) to
  Net Cash Provided By
  (Used In) Operating
Activities:
Provision for (Re-
  covery of) Losses
  on Loans, Notes and
  Interest Receivable                 ---         51,694         (51,694)
Amortization of Pre-
  mium on Investment
  Securities and
  Depreciation Expense                2,661       17,638          26,626
Net (Income) Loss from
  Real Estate Ventures             (388,885)  (1,730,764)        554,380
Net (Income) Loss from
  Operations of Fore-
  closed Real Estate
  Held for Sale                  (2,311,262)       ---           320,131
Gain on Disposition
  of Real Estate                      ---          ---           (20,742)
Net Change In:
Interest Receivable
  on Cash and Cash
  Equivalents                       (14,145)     (13,683)        (13,835)
Other Assets                        (94,425)     (87,992)        (43,580)
Accounts Payable
  and Accrued Expenses              (75,252)      81,754        (122,474)
                               ------------   ----------      ----------
Net Cash Provided By
  (Used In) Oper-
  ating Activities                   55,680       88,479        (894,687)
                               ------------   ----------      ----------

CASH FLOWS FROM IN-
  VESTING ACTIVITIES:
Purchase of Investment
  Securities                    (34,403,784)  (8,944,452)       (399,178)
Proceeds from Sale of
  Investment Securities          13,592,151    4,562,819           ---
Net Proceeds From Sale
  of Real Estate and
  Foreclosed Real
  Estate Held for Sale           13,895,000        ---         4,824,130
Collections of Notes
  Receivable                      3,500,000    1,000,000           ---
Distributions from
  (Investment in) Real
  Estate Ventures, Net            3,051,796      744,059      (1,114,029)
Investment in Foreclosed
  Real Estate Held For
  Sale                              (25,695)       ---           (56,926)

                               ------------  -----------     -----------
Net Cash (Used In)
  Provided by Invest-
  ing Activities                   (390,532)  (2,637,574)      3,253,997
                               ------------  -----------     -----------

Net (Decrease) In-
  crease in Cash and
  Cash Equivalents                 (334,852)  (2,549,095)      2,359,310

Cash and Cash Equiva-
  lents at Beginning
  of year                         2,687,908    5,237,003       2,877,693
                               ------------  -----------     -----------

Cash and Cash Equiva-
  lents at End of Period       $  2,353,056  $ 2,687,908     $ 5,237,003
                               ============  ===========     ===========


      The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN SHORT TERM INCOME TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    LIQUIDATION

      Banyan Short Term Income Trust (the "Trust") was organized under the laws of the Commonwealth of Massachusetts, pursuant to a Declaration of Trust filed July 13, 1984. On October 26, 1995 the Trust's Board of Trustees unanimously approved a Plan of Termination and Liquidation (the "Plan") for the Trust which included plans for the disposition of its remaining assets and the distribution of any net cash proceeds to the shareholders.

      A review of the Trust's business plan which led to the consideration and ultimately the adoption of the Plan was triggered by the Trust's disposition of its largest remaining assets, its note receivable collateralized by the Boca Raton Golf and Tennis Club and the sale of its interest in the Boca Raton Marina Parcel.

      As a result of the Boca dispositions, the Trustees concluded that termination of the Trust would be the best strategy to maximize shareholder value. Pursuant to the Plan, it is the Trustees intention to complete the sale of the townhome units in the Federal Square Project and to complete the sale of the remaining portion of the Oakridge site and proceed to wind-up and terminate the Trust's affairs. On December 22, 1995 the Trust made an initial liquidating distribution per the Plan to all record holders of beneficial interest on December 11, 1995 in the amount of $3.95 per share. The final liquidating distribution is anticipated to occur sometime in the fourth quarter of 1996.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    BASIS OF PRESENTATION

      Effective with the adoption of the Plan, the accounting basis used by the Trust in preparing its financial statements changed from the going concern to the liquidation basis of accounting. The accompanying liquidation basis financial statements include a reduction in net assets of $550,000 to reflect this change in basis of presentation (See Note 3). The amount ultimately available for distribution to shareholders will depend on the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of the Trust's liabilities.

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership both of which are accounted for on the equity method. All intercompany balances and transactions have been eliminated in consolidation.

B.    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

      Real estate and investments in real estate ventures acquired through foreclosure is recorded at the lesser of the mortgage loan balance plus fore-closure costs or the estimated fair market value at the date of foreclosure.
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," under which the Trust would be required to recognize impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Trust adopted Statement No. 121 in the fourth quarter effective January 1, 1995 with no effect on the accompanying financial statements.

C.    INCOME TAXES

      For the years ended December 31, 1995, 1994, and 1993, the Trust continued to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements. However, if these requirements had not been met as of December 31, 1995, loss of REIT status would not significantly affect the Trust's tax position. On March 20, 1996, the Trust notified the Internal Revenue Service of its intent to revoke its tax election as a real estate investment trust ("REIT") under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, due to the Trust's decision to liquidate.

      The Trust's tax basis in Net Investment in Real Estate Ventures is $1,732,654. As of December 31, 1995, the Trust had a net operating loss carry forward of approximately $25,800,000 which expires in 2005 through 2008 and 2010.

D.    CASH AND CASH EQUIVALENTS

      The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

E.    INVESTMENT SECURITIES

      Investment securities are classified as available for sale and carried at fair value determined by quoted market prices with unrealized gains and losses reflected in the statement of shareholders' equity. Realized gains and losses are determined on a specific identification basis. The basis of investment securities is adjusted for amortization of premiums and discounts using a level yield method. There were no investment securities held by the Trust as of December 31, 1995. Investment securities as of December 31, 1994, were comprised of obligations of the Federal Home Loan Bank, the Federal Farm Credit Bank, the Federal Home Mortgage Corp. and the Federal National Mortgage Association with a total cost and market value of $4,763,973 and $4,638,553, respectively.

F.    USE OF ESTIMATES

      In addition to the termination and liquidation costs described above, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G     RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported 1994 and 1993 consolidated financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 or 1993 results.

3.    ADJUSTMENT TO LIQUIDATION BASIS

      At October 27, 1995 the Trust recorded $550,000 related to the termination and liquidation costs of the Trust. The termination and liquidation costs consist of approximately $314,000 for directors and officers tail coverage insurance, a termination fee payable to Banyan Management Corp. of approximately $160,000 and a severance and termination fee payable to Leonard G. Levine, President of the Trust, in the amount of approximately $76,000 pursuant to his current employment agreement. This amount is included on the Trust's Consolidated Statement of Changes in Net Assets in Liquidation. No adjustments to the carrying amounts of the Trust's assets were required.

4.    FORECLOSED REAL ESTATE HELD FOR SALE, NOTE RECEIVABLE AND OTHER INCOME

      The Trust had previously made three mortgage loans to the Boca Raton Hotel and Club Limited Partnership (the "Borrower"). Those loans were cross collateralized by the Boca Golf and Tennis Club and by a seven-acre undeveloped parcel of land located near an existing marina adjacent to the Boca Raton Hotel and Resort (the "Marina Parcel"). Both parcels are located in Boca Raton, Florida. In March 1993, the Trust initiated foreclosure proceedings against the Borrower, because of a default under its three mortgage loans.

      On December 29, 1994, the Court, before which the foreclosure was pending, approved a Settlement Stipulation (the "Settlement Agreement") regarding the Trust's foreclosure litigation related to the Trust's three mortgage loans. Under the Settlement Agreement, the Trust received $1,000,000 in cash and a stipulated judgment providing for a foreclosure sale of the Marina Parcel. The Settlement Agreement further provided that anytime prior to March 31, 1995 the Borrower could obtain a release of the Trust's lien against the Boca Golf and Tennis Club by tendering to the Trust the sum of $3,500,000 plus interest at 10% per annum from the court approval date of the Settlement Agreement. On February 7, 1995, a subsidiary of the Trust acquired title to the Marina Parcel pursuant to the consensual foreclosure sale. On February 22, 1995, the Trust received the aforesaid $3,500,000 plus $24,757 in interest and released its mortgage lien on the Boca Golf and Tennis Club. For the period January 1, 1995 to October 26, 1995, the Trust recognized a net loss of $25,695 related to the operation of the Marina Parcel.

      On June 9, 1995, a subsidiary of the Trust entered into a contract to sell its interest in the Marina Parcel to Boca Marina, Ltd. an unaffiliated third party for a total purchase price of $14,000,000. On September 21, 1995 the Trust completed the sale of the property and, net of closing costs, received cash proceeds of $13,895,000. The sale of the property resulted in a gain on disposition to the Trust of $2,336,957. The Trust has no further interest in the Marina Parcel.

5.    INVESTMENT IN REAL ESTATE VENTURES

OAKRIDGE

      On March 6, 1991, in satisfaction of their mortgage loans receivable, the Trust and Banyan Mortgage Investment Fund ("BMIF"), each received a 50% interest in the Oakridge joint venture (the "Venture") pursuant to a deed-in-lieu agreement with the borrower. The Trust and BMIF each holds a 50% general partnership interest in the Oakridge joint venture pursuant to the partnership agreement of the VST/VMIF Oakridge Partnership. The property was comprised of 270 acres of vacant land located in Hollywood and Dania, Florida which had been operated as a golf course. On September 30, 1994, the Venture sold a 60-acre residential parcel of the Oakridge site to an unaffiliated third party for $4,100,000. Subsequent to December 31, 1995, on February 5, 1996 and March 1, 1996, the Venture sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Venture sold an additional 25-acre parcel of the Oakridge site to an unaffiliated party for approximately $2,200,000. The February and March, 1996 sales resulted in the Venture's repayment of a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Venture received net proceeds from the sales of $4,180,505 of which $2,090,253 was distributed to the Trust repre-enting its 50% interest in the Venture. The Trust recognized its share of the gain from the February and March property sales of approximately $1,051,000.
The Venture is currently engaged in negotiations with potential purchasers of the remaining 5-acre retail parcel at the Oakridge site. The 50% interest in the Oakridge property partnership was originally recorded by the Trust at its estimated fair market value of $568,121 and is being accounted for on the equity method. Under this method of accounting, the Trust recognized a loss of $165,705 for the period January 1, 1995 to October 26, 1995 and a loss of $47,811 for the period from October 27, to December 31, 1995. The Trust also recognized a loss of $554,380 for the year ended December 31, 1993. For the year ended December 31, 1994 the Trust recognized income of $436,123 which included a gain of $869,704 from the property sale.

DEARBORN PARK TOWNHOME PARTNERSHIP

      On December 18, 1992, Banyan Dearborn Park Limited Partnership, a wholly owned subsidiary of the Trust, entered into a partnership agreement with Thrush Dearborn, Inc. a wholly owned subsidiary of Thrush Development Corp.
("Thrush"). The Partnership agreement established Dearborn Park Townhome Partnership (the "Partnership") for the purpose of developing 117 townhomes on on the Trust's 3.74 acres located in the South Loop area of downtown Chicago known as Federal Square Townhomes. The partnership agreement between the Trust and Thrush became effective on May 21, 1993. The Trust contributed its ownership interest in the land ($2,200,000) in exchange for a 75% general partnership interest in the Partnership while Thrush contributed $580,000 for its 25% general partnership interest in the Partnership. Development has been completed and for the period
January 1, 1995 to October 26, 1995 and for the period from October 27, to December 31, 1995, the Partnership recorded the sale of 41 and 3 townhomes, respectively, for net sales proceeds of approximately $713,000 and $152,000, respectively. The Trust recognized $554,590 and $115,775, respectively as its 75% share of the net income from these sales. During 1994, the Partnership sold 69 townhomes with respect to which the Trust recognized $1,294,641 as 75% of the net income from the sale. As of December 31, 1995, the Partnership sold 113 units of the 117 units available and subsequently sold an additional 3 units.

      Summary unaudited financial information for the Oakridge Venture and the Federal Square Project as of December 31, 1995 and 1994 is as follows:

OAKRIDGE
                                  1995               1994
Investment Property, Net       $ 4,667,192        $ 4,565,573
Other Assets                        38,056             63,862
Mortgage Payable                (1,916,617)        (1,963,689)
Other Liabilities                 (593,904)           (14,943)
Venture Partners' Equity        (1,097,364)        (1,325,401)
                               -----------        -----------

  Trust's Equity               $ 1,097,363        $ 1,325,402
                               ===========        ===========

Venture Total Revenues         $     3,645        $   601,150
                               ===========        ===========
Venture Gain on
  Disposition                  $    19,288        $ 1,739,408
                               ===========        ===========
Venture Net (Loss) Income      $  (427,032)       $   872,246
                               ===========        ===========

FEDERAL SQUARE PROJECT


                                  1995               1994
Investment Property, Net       $   224,073        $ 4,151,507
Other Assets                       615,351            749,163
Mortgage Payable                     ---             (307,305)
Other Liabilities                 (119,762)          (689,129)
Minority Partners' Equity         (180,276)        (1,000,098)
                               -----------        -----------
  Trust's Equity               $   539,386        $ 2,904,138
                               ===========        ===========
Venture Total Revenues         $ 7,700,285        $12,646,140
                               ===========        ===========
Venture Net Income             $   865,320        $ 1,679,230
                               ===========        ===========

6.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to the particular entity. The Trust's allocated share of costs for the period January 1, 1995 to October 26, 1995 and the period from October 27, to December 31, 1995 aggregated $314,343 and $56,056 respectively. The Trust's allocated share of costs for the years ended
December 31, 1994 and 1993 aggregated $289,626 and $440,191 respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of December 31, 1995 and 1994, the Trust had a net receivable due from BMC of $167,207 and $169,629, respectively. The net receivable is included in other assets in the Trust's Consolidated Statement of Net Assets in Liquidation.


7. RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      The Trust has received cash distributions of $503,623, $194,729 and $321,953 during 1995, 1994 and 1993, respectively, related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS"), former affiliates of the Trust. The Trust has recorded $497,873, $194,729 and $321,953, for the period January 1, 1995 to October 26, 1995 and the years ended December 31, 1994 and 1993, respectively as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. In addition, for the period from October 27, 1995 to December 31, 1995 the Trust recorded $5,750 of its 1995 distribution as a recovery against its operating expenses on its Consolidated Statement of Changes in Net Assets in Liquidation. During 1995 the Trust also recognized a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses as a result of a $87,688 reduction in the amount due to the Class Action Settlement Fund representing its share of the amounts due per the terms of the prior settlement of the VMS Securities litigation. As of December 31, 1995 the Trust had paid all amounts due to the Class Action Settlement Fund per the terms of the Class Action Settlement.

      On January 25, 1994, the Trust received net proceeds of $519,943 by terminating an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the trustees and officers of the Trust with monies to fund the cost of any litigation in which they might be named as defendants following settlement of the class action. Subsequently, the trustees released the proceeds from the escrow, and the Trust purchased an insurance policy to cover the officers and trustees.