Form 10QSB
period 1996-03-31
BANYAN SHORT TERM INCOME TRUST
filed 1996-05-10
CIK 749882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996


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


Shares of beneficial interest outstanding as of May 9, 1996:  6,667,410.

Transitional Small Business Disclosure Format.  YES   .   NO X .

                          PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         BANYAN SHORT TERM INCOME TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                  1996               1995

ASSETS
  Cash and Cash
    Equivalents               $  2,454,714       $  1,635,312
  Investment Securities            942,133              ---
  Interest Receivable               99,814              1,942
  Net Investment in Real
    Estate Ventures                498,311          1,636,749
  Other Assets                     255,528            282,879
                              ------------       ------------
Total Assets                     4,250,500          3,556,882
                              ------------       ------------
LIABILITIES

  Accounts Payable and
    Accrued Expenses               628,091            829,822
                              ------------       ------------

NET ASSETS IN
  LIQUIDATION                 $  3,622,409       $  2,727,060
                              ============       ============
  Book Value Per Share
    of Beneficial
    Interest (6,667,410
    Shares Issued and
    Outstanding)              $       0.54       $       0.41
                              ============       ============






The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)


Net Assets in Liquidation at
December 31, 1995                  $  2,727,060

Interest Income on Cash and
  Cash Equivalents and
  Investment Securities                  20,453


Operating Expenses                     (201,139)

Net Income From Real Estate
  Ventures                            1,076,035
                                   ------------

Net Assets in Liquidation
  at March 31, 1996                $  3,622,409
                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSES
                              (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)

INCOME
  Interest Income on Cash
    and Cash Equivalents            $     50,476
  Interest Income on Investment
    Securities                            81,393
  Other Income                            24,757
                                     -----------
  Total Income                           156,626
                                     -----------


EXPENSES (RECOVERIES)
  Shareholder Expenses                    25,760
  Directors' Fees, Expenses
    and Insurance                         54,172
  Other Professional Fees                 39,000
  General and Administrative             140,768
  Recovery of Losses On Loans
    Notes and Interest
    Receivable                          (336,374)
                                     -----------
Total (Recoveries) Expenses              (76,674)
                                     -----------
Operating Income                         233,300
Net Income From Real Estate
  Ventures                                79,946
Net Loss From Foreclosed Real
  Estate Held for Sale                   (24,495)
                                     -----------
Net Income                           $   288,751
                                     ===========
Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                         $      0.04
                                     ===========





The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                       CONSOLIDATED STATEMENT OF CASH FLOW
                              (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                   (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net Income                            $ 288,751

Adjustments to Reconcile Net
  Income to Net Cash Provided
  By Operating Activities:

  Amortization of Premium on
    Investment Securities               11,640
  Equity in Net Income from
    Real Estate Ventures               (79,946)
  Equity in Net Loss from
    Operations of Foreclosed
    Real Estate Held for Sale           24,495

Net Change In:
  Interest Receivable on Cash
    and Cash Equivalents and
    Investment Securities             (102,682)
  Other Assets                          (2,731)
  Accounts Payable and Accrued
    Expenses                           131,311
                                   -----------
Net Cash Provided By Operating
  Activities                           270,838
                                   -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from Sale of
  Investment Securities              2,051,620
Purchase of Investment
  Securities                        (3,695,616)
Collections of Notes Receivable      3,500,000
Distributions from Real Estate
 Ventures, Net                         318,912
Investment in Foreclosed
  Real Estate Held for Sale            (24,495)
                                   -----------
Net Cash Provided By
  Investing Activities               2,150,421
                                   -----------
Net Increase in Cash
  and Cash Equivalents               2,421,259
Cash and Cash Equivalents at
  Beginning of Period                2,687,908
                                   ------------
Cash and Cash Equivalents at
  End of Period                    $ 5,109,167
                                   ============


The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

      Readers of this quarterly report should refer to Banyan Short Term Income Trust's (the "Trust's") audited consolidated financial statements for the year ended December 31, 1995, which are included in the Trust's 1995 Annual Report on Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.    LIQUIDATION AND BASIS OF PRESENTATION

      Banyan Short Term Income Trust (the "Trust") was organized as a business Trust under the laws of the Commonwealth of Massachusetts, pursuant to a Declaration of Trust filed July 13, 1984. On October 26, 1995 the Trust's Board of Trustees unanimously approved a Plan of Termination and Liquidation (the "Plan") for the Trust which included plans for the disposition of its remaining assets and the distribution of any net cash proceeds to the shareholders.

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

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership both of which are accounted for on the equity method. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1996 and for the quarter ended March 31, 1996 and 1995. These adjustments made to the financial statements as presented are all of a normal recurring nature to the Fund unless otherwise indicated.

2.    INCOME TAXES

      For the year ended December 31, 1995 the Trust elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code Sections 856-860. In order to so qualify, the Trust was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements. On March 20, 1996, the Trust notified the Internal Revenue Service of its intent to revoke its election to be treated as a REIT under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, due to the Trust's decision to liquidate.

3.    INVESTMENT SECURITIES

      The Trust considers all highly liquid investments purchased with a maturity greater than three months to be Investment Securities. Investment Securities at March 31, 1996 include a U.S. Treasury Note with a face amount of $940,000 bearing an interest rate of 6.00% and maturing on June 30, 1996. The cost and approximate market value of this investment at March 31, 1996 is $942,133. There were no investment securities at December 31, 1995.

4.    INVESTMENT IN REAL ESTATE VENTURES

 Equity in Income (Loss):
   For the quarter ended
   March 31,                               1996         1995

 Dearborn Park Townhome
 Partnership                            $  96,207     $ 123,575

 VST/VMIF Oakridge Partnership
                                          979,828       (43,629)
                                       ----------     ---------
 Total                                 $1,076,035     $  79,946
                                       ==========     =========

      During the quarter ended March 31, 1996, the Trust received $375,000 as its share of a distribution from the Dearborn Park Townhome Partnership. Also during the quarter ended March 31, 1996, the Trust made cash contributions of $19,944 to the Oakridge Partnership. The Oakridge cash contributions were offset by the receipt of $1,859,417 in net cash proceeds received primarily from the sale of 205 acres of the Oakridge property.

5.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to the particular entity in relation to total BMC personnel hours. The Trust's allocated share of costs for the quarter ended March 31, 1996 and 1995 aggregated $70,316 and $88,325, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of March 31, 1996, the Trust had a net receivable due from BMC of $197,354. The net receivable is included in other assets in the Trust's Consolidated Statement of Net Assets in Liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

      Banyan Short Term Income Trust (the "Trust") was formed to make short-term loans to affiliates of VMS Realty Partners. These borrowers subsequently defaulted on their obligations adversely affecting the Trust. As a result of these defaults, the Trust suspended the making of new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where the Trust foreclosed upon or taken title, indirectly, to the collateral. In early 1990, the Trust implemented a Principal Recovery Plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they could be disposed of in an orderly manner. On August 17, 1995, the Trust's Board of Trustees authorized management to prepare a Plan of Termination and Liquidation (the "Plan") for the Trust which was to include plans for disposing of its remaining assets and the distribution of any net cash proceeds to the shareholders. On October 26, 1995 the Trustees unanimously approved the Plan.

      A review of the Trust's business plan which led to the consideration and ultimately the adoption of the Plan was triggered by the Trust's 1995 disposition of its largest remaining assets; its note receivable collateralized by the Boca Raton Golf and Tennis Club and the sale of its interest in the Boca Raton Marina Parcel. Pursuant to the Plan, the Trustees intend to complete the sale of the remaining townhome unit in the Federal Square Project, complete the sale of the remaining five-acre land parcel of the Oakridge site, dispose of the Trust's liquidating trust interest and proceed to wind-up and terminate the Trust's affairs prior to December 31, 1996. The Plan does not contemplate the distribution to the shareholders of the Trust of securities or other property in kind and, therefore, the Trustees did not seek shareholder approval of the Plan. On December 22, 1995 the Trust made an initial liquidating distribution to all shareholders of record on December 11, 1995 in the amount of $3.95 per share. Assuming completion of the sale of the Trust's remaining real estate assets by the end of the third quarter of 1996, the Trust anticipates a final distribution to shareholders of $0.40 to $0.60 per share. The final distribution is anticipated to occur sometime in the fourth quarter of 1996. The estimated timing and amount of the Trust's termination and final distribution are based upon various assumptions associated with the disposition of its remaining assets, as discussed above. The final termination and distribution could vary from the Trust's estimates in the event the assets are disposed of earlier or later than anticipated and cash proceeds received upon disposition are more or less than expected due to changes in the market conditions as originally estimated.

      Subsequent to the initial liquidating distribution, the Trust was no longer able to meet certain financial requirements for continued listing of the Trust's shares of beneficial interest on the American Stock Exchange (the "AMEX") and, as a result, the AMEX ceased trading of the Trust's shares on February 2, 1996. Final delisting of the Trust's shares occurred on April 10, 1996. Following the final distribution, the Trust will close its transfer books and other records at the close of business on a date determined by the Trustees and thereafter certificates representing shares shall not be assignable or transferable. At such time, the existence of the Trust will effectively be terminated.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at March 31, 1996 and December 31, 1995 was $2,454,714 and $1,635,312, respectively. In addition, as of March 31, 1996, the Trust also held $942,133 in investment securities. The increase in cash and cash equivalents and investment securities between March 31, 1996 and December 31, 1995 of $1,761,535 is due primarily to the Trust's receipt of its 50% share of cash proceeds from the VST/VMIF Oakridge Partnership (the "Oakridge Venture") sale of 205 acres of the Oakridge property of $1,856,289 and the receipt of cash distributions from the Dearborn Park Townhome Partnership ("Federal Square") project of $375,000 as discussed below. Partially offsetting the increase in cash and cash equivalents and investment securities was the payment of the operating costs of the Trust of approximately $470,000.

      On February 5, and March 1, 1996, the Oakridge Venture sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Oakridge Venture sold an additional 25-acre parcel of the Oakridge property to an unaffiliated party for approximately $2,200,000. The disparity in the price per acre between the two contracts of approximately $88,000 per acre to $26,000 per acre is due to each parcel's unit density per approved zoning and entitlement rights. The February and March, 1996 sales resulted in the Oakridge Venture's repayment of a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Oakridge Venture received net proceeds from the sales of $4,180,505 (including $467,928 of deposits received during 1995) of which $2,090,253 was distributed to the Trust representing its 50% interest in the Venture. The Trust recognized its share of the gain from the February and March property sales of approximately $1,051,000. The Oakridge Venture is currently engaged in negotiations to sell the remaining five-acre retail parcel at the Oakridge property.

      For the quarter ended March 31, 1996, the Dearborn Park Townhome Partnership sold three townhomes resulting in net income from the sales of approximately $127,000. The Trust has recognized $96,207 as its 75% share of the net income from these sales. As of May 3, 1996 development has been completed and the Dearborn Park Townhome Partnership has sold 116 units of the 117 units available.

      The Trust's current balance of cash and cash equivalents and investment securities along with the cash proceeds to be derived from the sale of the Trust's remaining interests is expected to be sufficient to meet its reasonably anticipated needs for its Plan as discussed above.

RESULTS OF OPERATIONS

      As a result of the adoption of the Plan on October 26, 1995, effective October 27, 1995, the Trust began reporting on the liquidation basis of accounting. Therefore, operations for the quarter ended March 31, 1996 are stated on the liquidation basis as reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the March 31, 1995 results are reported on a going concern basis as reported on the Consolidated Statements of Income and Expenses. See Note 1, "Liquidation and Basis of Presentation" of the Notes to Consolidated Financial Statements for further information.

      Total income for the quarters ended March 31, 1996 and 1995 was $20,453 and $156,626, respectively. The decrease in total income is primarily due to the decrease in interest income as a result of a decrease in cash and cash equivalents available for investment. This decrease in cash and cash equivalents is primarily due to the Trust's payment of the initial liquidating distribution made on December 22, 1995 in the amount of $26,336,270 or $3.95 per share. Also contributing to this decrease was a one time receipt during 1995 of $24,757 of interest income related to the Boca Golf and Tennis Club note.

      For the quarters ended March 31, 1996 and 1995, total expenses (recoveries) were $201,139 and $(76,674), respectively. The $277,813 increase in total expenses for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 is primarily related to the fact that 1995 results were impacted by a $336,374 recovery of losses on mortgage loans, notes, and interest receivable representing a cash distribution received from its interest in a liquidating trust. There were no cash distributions pursuant to the Trust's liquidating trust interest during the quarter ended March 31, 1996. Partially offsetting this increase was a decrease in operating expenses of $58,561. This decrease is primarily due to a decrease in Banyan Management Corp. ("BMC") expenses which are allocated to the Trust based on the actual number of hours spent by BMC personnel on Trust-related matters. During early 1995, BMC personnel spent a significant amount of time related to the Boca assets which were disposed of in 1995 while spending significantly less time, in 1996, following the adoption of the Plan.

      Net Income from Real Estate Ventures was $1,076,035 and $79,946 for the quarters ended March 31, 1996 and 1995, respectively. For the quarter ended March 31, 1996, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Dearborn Park Townhome Partnership in the amount of $96,207 plus the Trust's share of net income from the Oakridge Venture in the amount of $979,828. The Trust's share of the 1996 net income of the Dearborn Park Townhome Partnership represents the Trust's 75% share of the Dearborn Park Townhome Partnership's approximate $127,000 of net income from the sale of three townhomes. Development of the Dearborn Park Townhome Partnership's Federal Square project, consisting of a total of 117 townhomes, is nearly complete with 116 units sold as of May 3, 1996. The $979,828 of net income from the Oakridge Venture for the quarter ended March 31, 1996 consists of a $1,050,936, gain on the sale of 205 acres, which represents the Trust's 50% share as discussed above and the Trust's share of a $71,108 loss on operations. The $71,108 net loss on operations of the Oakridge Venture for the quarter ended March 31, 1996, is primarily due to sales and marketing costs related to the sales of 205 acres of the Oakridge property during 1996. For the quarter ended March 31, 1995, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Dearborn Park Townhome Partnership of $123,575 and the Trust's share of net loss from its interest in the Oakridge Partnership of $43,629. The Trust's share of the 1995 income of the Dearborn Park Townhome Partnership represents the Trust's 75% share of the partnership's approximate $160,000 of net income from the sale of eight townhomes. The $43,529 net loss on operations of the Oakridge Venture for the quarter ended March 31, 1995 is primarily related to zoning and marketing costs incurred in the process of selling the Oakridge property during 1995.

      Net loss from foreclosed real estate held for sale for the quarter ended March 31, 1995 consisted of a $24,495 net loss from operations representing holding costs associated with its Boca Marina Parcel.

      The combination of these changes resulted in net income for the quarters ended March 31, 1996 and 1995 of $895,349 ($0.13 per share) and $288,751 ($0.04 per share), respectively.

OTHER INFORMATION

      The Trust elected to be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code for the year ended December 31, 1995. On March 20, 1996, the Trust notified the Internal Revenue Service of its intent to revoke the tax election to be treated as a REIT under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, due to the decision to liquidate and terminate the Trust.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is incorporated by reference from the Trust's Form 8-K dated November 1, 1995.

            Exhibit             Description

            (2)                 Plan of Liquidation/Termination

(b) The following reports on Form 8-K was filed during the quarter ended March 31, 1996 for which this report is filed:

      A current report on Form 8-K was filed on January 30, 1996, wherein Item 5., Other Information, disclosed the American Stock Exchange's decision to cease trading of the Registrant's shares on February 2, 1996.

                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                                   Date:  May 9, 1996
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                                      Date:  May 9, 1996
      Joel L. Teglia, Vice President
      and Chief Financial Officer