Form 10QSB
period 1996-06-30
BANYAN SHORT TERM INCOME TRUST
filed 1996-08-08
CIK 749882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


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


Shares of beneficial interest outstanding as of August 8, 1996:   6,667,410.

Transitional Small Business Disclosure Format.  YES   .   NO X .

                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                         BANYAN SHORT TERM INCOME TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                        1996          1995

ASSETS
Cash and Cash Equivalents             $2,891,489   $1,635,312
Investment Securities                    640,888         ---
Interest Receivable                       55,657        1,942
Net Investment in Real
  Estate Ventures                        514,821    1,636,749
Other Assets                              66,295      282,879
                                      ----------   ----------
Total Assets                           4,169,150    3,556,882
                                      ----------   ----------

LIABILITIES
Accounts Payable and
 Accrued Expenses                        676,347      829,822
                                      ----------  -----------

NET ASSETS IN LIQUIDATION             $3,492,803  $ 2,727,060
                                      ==========  ===========
Book Value Per Share of
  Beneficial Interest
  (6,667,410 Shares Issued
  and Outstanding)                    $     0.52  $      0.41
                                      ==========  ===========





The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


Net Assets in Liquidation at
  December 31, 1995                      $ 2,727,060

Interest Income on Cash and
  Cash Equivalents and
  Investment Securities                       63,149

Operating Expenses                          (377,161)

Net Income From Real Estate
  Ventures                                 1,079,755
                                         -----------

Net Assets in Liquidation
  at June 30, 1996                       $ 3,492,803
                                         ===========




The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


Net Assets in Liquidation at
  March 31, 1996                                $ 3,622,409

Interest Income on Cash and
  Cash Equivalents and
  Investment Securities                              42,696

Operating Expenses                                 (176,022)

Net Income From Real Estate
  Ventures                                            3,720
                                                -----------

Net Assets in Liquidation
  at June 30, 1996                              $ 3,492,803
                                                ===========



The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSES
                              (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)

INCOME                                      1995
  Interest Income on Cash
    and Cash Equivalents                $    111,655
  Interest Income on Investment
    Securities                               136,194
  Other Interest Income                       24,757
                                         -----------
  Total Income                               272,606
                                         -----------

EXPENSES (RECOVERIES)
  Shareholder Expenses                        59,258
  Directors' Fees, Expenses
    and Insurance                            108,490
  Other Professional Fees                     83,465
  General and Administrative                 247,691
  Recovery of Losses On Loans
    Notes, and Interest Re-
    ceivable                                (336,374)
                                         -----------
Total Expenses                               162,530
                                         -----------
Operating Income                             110,076
Net Income From Real
  Estate Ventures                            243,670
Net Loss From Foreclosed
  Real Estate Held for Sale                  (38,979)
                                         -----------

Net Income                               $   314,767
                                         ===========
Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                             $      0.05
                                         ===========





The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSES
                              (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)

INCOME                                                    1995
  Interest Income on Cash
    and Cash Equivalents                              $     61,179
  Interest Income on Investment
    Securities                                              54,801
                                                       -----------
  Total Income                                             115,980
                                                       -----------

EXPENSES
  Shareholder Expenses                                      33,498
  Directors' Fees, Expenses
    and Insurance                                           54,318
  Other Professional Fees                                   44,465
  General and Administrative                               106,923
                                                       -----------
Total Expenses                                             239,204
                                                       -----------

Operating Loss                                            (123,224)
Net Income From Real Estate
  Ventures                                                 163,724
Net Loss From Foreclosed Real
  Estate Held for Sale                                     (14,484)
                                                       -----------
Net Income                                             $    26,016
                                                       ===========
Net Income Per Share
  of Beneficial Interest (Based
  on Shares Outstanding of
  6,667,410)                                           $      0.00
                                                       ===========





The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN SHORT TERM INCOME TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)


                                                            1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET INCOME                                                 $ 314,767
Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  Amortization of Premium on
    Investment Securities                                      2,673
  Equity in Net Income from
    Real Estate Ventures                                    (243,670)

Net Change In:
  Interest Receivable on Cash and
    Cash Equivalents and
    Investment Securities                                   (184,347)
  Other Assets                                                (4,391)
  Accounts Payable and Accrued
    Expenses                                                 120,441
                                                         -----------
Net Cash Provided By Operating
  Activities                                                   5,473
                                                         -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from the Sale and
  Maturity of Investment
  Securities                                               7,980,052
Purchase of Investment Securities                         (4,232,134)
Collections of Notes Receivable                            3,500,000
Distributions from Real Estate
  Ventures, Net                                            1,577,516
                                                         -----------
Net Cash Provided By Investing
  Activities                                               8,825,434
                                                         -----------
Net Increase in Cash and
  Cash Equivalents                                         8,830,907
Cash and Cash Equivalents at
  Beginning of Period                                      2,687,908
                                                         ------------
Cash and Cash Equivalents at
  End of Period                                          $11,518,815
                                                         -----------



The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN SHORT TERM INCOME TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)




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

1.    LIQUIDATION AND BASIS OF PRESENTATION

      Banyan Short Term Income Trust (the "Trust") was organized as a business Trust under the laws of the Commonwealth of Massachusetts, pursuant to a Declaration of Trust filed July 13, 1984. On October 26, 1995 the Trust's Board of Trustees unanimously approved a Plan of Termination and Liquidation (the "Plan") for the Trust.

      Effective with the adoption of the Plan, the accounting basis used by the Trust in preparing its financial statements changed from the going concern to the liquidation basis of accounting. The amount ultimately available for distribution to shareholders under the Plan will depend on the amounts realized from the sale of Trust assets, including the timing of the liquidation process and the resolution of the Trust's liabilities.

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership both of which are accounted for on the equity method. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1996 and for the six months and quarters ended June 30, 1996 and 1995.
These adjustments made to the financial statements as presented are all of a normal recurring nature to the Trust unless otherwise indicated.

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

3.    INVESTMENT SECURITIES

      The Trust considers all highly liquid investments purchased with a maturity greater than three months to be "Investment Securities". Investment Securities at June 30, 1996 are as follows: (i) a Federal Home Loan Bank Bond with a face amount of $390,000 bearing an interest rate of 8.00% and maturing on July 25, 1996 and (ii) a Federal Home Loan Bank Bond with a face amount of $250,000 bearing an interest rate of 5.64% and maturing on July 25, 1996. The cost and approximate market value of these investments at June 30, 1996 is $390,792 and $250,096, respectively. There were no investment securities at December 31, 1995.


4.    INVESTMENT IN REAL ESTATE VENTURES

 Equity in Income (Loss):
 For the six months ended
   June 30,                             1996       1995

 Dearborn Park Townhome
   Partnership                      $   99,034   $ 334,386
 VST/VMIF Oakridge
   Partnership                         980,721     (90,716)
                                    ----------   ---------
 Total                              $1,079,755   $ 243,670
                                    ==========   =========

      During the six months ended June 30, 1996, the Trust received $375,000 as its share of a distribution from the Dearborn Park Townhome Partnership. Also during the six months ended June 30, 1996, the Trust made cash contributions of $44,891 to the Oakridge partnership. The Oakridge cash contributions were offset by the receipt of $1,871,574 in net cash proceeds received primarily from the sale of 205 acres of the Oakridge property.

5.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to the particular entity in relation to the total number of BMC personnel hours. The Trust's allocable share of costs for the six months ended June 30, 1996 and 1995 aggregated $117,569 and $173,907 respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of June 30, 1996, the Trust had a net receivable due from BMC of $22,343. The net receivable is included in other assets in the Trust's Consolidated Statement of Net Assets in Liquidation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

GENERAL

      Banyan Short Term Income Trust (the "Trust") was formed to make short-term loans to affiliates of VMS Realty Partners. These borrowers subsequently defaulted on their obligations adversely affecting the Trust. As a result of these defaults, the Trust suspended the making of new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where the Trust foreclosed upon or took title, indirectly, to the collateral. In early 1990, the Trust implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they could be disposed of in an orderly manner. On August 17, 1995, the Trust's Board of Trustees authorized management to prepare a Plan of Termination and Liquidation (the "Plan") for the Trust which was to include plans for disposing of its remaining assets and the distribution of any net cash proceeds to the shareholders. On October 26, 1995 the Trustees unanimously approved the Plan.

      A review of the Trust's business plan which led to the consideration and ultimately the adoption of the Plan was triggered by the Trust's 1995 disposition of its largest remaining assets; a note receivable collateralized by the Boca Raton Golf and Tennis Club and its interest in the Boca Raton Marina Parcel. Pursuant to the Plan, the Trustees intend to complete the sale of the remaining townhome unit in the Federal Square Project, complete the sale of the remaining five-acre land parcel of the Oakridge site, dispose of the Trust's liquidating trust interest and proceed to wind-up and terminate the Trust's affairs prior to December 31, 1996. The Plan does not contemplate the distribution to the shareholders of the Trust of securities or other property in kind and, therefore, the Trustees did not seek shareholder approval of the Plan. On December 22, 1995 the Trust made an initial liquidating distribution to all shareholders of record on December 11, 1995 in the amount of $3.95 per share. Assuming completion of the sale of the Trust's remaining real estate assets by the end of the fourth quarter of 1996, the Trust anticipates a final distribution to shareholders of $0.45 to $0.55 per share. The final distribution is anticipated to occur sometime in the fourth quarter of 1996.
The estimated timing and amount of the Trust's termination and final distribution are based upon various assumptions associated with the disposition of its remaining assets. The final termination and distribution could vary from the Trust's estimates in the event the assets are disposed of earlier or later than anticipated and cash proceeds received upon disposition are more or less than expected due to changes in the market conditions as originally estimated.

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


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at June 30, 1996 and December 31, 1995 was $2,891,489 and $1,635,312, respectively. In addition, as of June 30, 1996, the Trust also held $640,888 in investment securities. The increase in cash and cash equivalents and investment securities between June 30, 1996 and December 31, 1995 of $1,897,065 is due primarily to the Trust's receipt of its 50% share of cash proceeds from the VST/VMIF Oakridge Partnership's (the "Oakridge Venture") sale of 205 acres of the Oakridge property in the amount of $1,856,289 and the receipt of cash distributions from the Dearborn Park Townhome Partnership ("Federal Square") project in the amount of $375,000. Partially offsetting the increase in cash and cash equivalents and investment securities was the payment of the operating costs of the Trust of approximately $334,000.

      On February 5, and March 1, 1996, the Oakridge Venture sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Oakridge Venture sold an additional 25-acre parcel to an unaffiliated party for approximately $2,200,000. The disparity in the price per acre between the two contracts of approximately $88,000 per acre to $26,000 per acre is due to each parcel's unit density per approved zoning and entitlement rights. The February and March, 1996 sales resulted in the Oakridge Venture's repayment of a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Oakridge Venture received net proceeds from the sales of $4,180,505 (including $467,928 of deposits received during 1995) of which $2,090,253 was distributed to the Trust representing its 50% interest in the Venture. The Oakridge Venture is currently engaged in negotiations to sell the remaining five-acre retail parcel at the Oakridge property.

      For the six months ended June 30, 1996, the Dearborn Park Townhome Partnership sold three townhomes resulting in net income from the sales of approximately $131,000. The Trust has recognized $99,034 as its 75% share of the net income from these sales. As of August 5, 1996 development has been completed and the Dearborn Park Townhome Partnership has sold 116 units of the 117 units available.

      The Trust's current balance of cash and cash equivalents and investment securities along with the cash proceeds to be derived from the sale of the Trust's remaining assets is expected to be sufficient to meet its reasonably anticipated needs for its Plan.


RESULTS OF OPERATIONS

      As a result of the adoption of the Plan on October 26, 1995, effective October 27, 1995, the Trust began reporting on the liquidation basis of accounting. Therefore, operations for the six months and quarter ended June 30, 1996 are stated on the liquidation basis as reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the June 30, 1995 results are reported on a going concern basis as reported on the Consolidated Statements of Income and Expenses. See Note 1, "Liquidation and Basis of Presentation" of the Notes to Consolidated Financial Statements for further information.

      For the six months ended June 30, 1996 and 1995, the Trust had total income of $63,149 and $272,606, respectively. For the quarters ended June 30, 1996 and 1995 the Trust had total income of $42,696 and $115,980 respectively. The decrease in total income for the six months and quarter ended June 30, 1996 when compared to the six months and quarter ended June 30, 1995 is primarily due to the decrease in interest income as a result of a decrease in cash and cash equivalents available for investment. This decrease in cash and cash equivalents is primarily due to the Trust's payment of the initial liquidating distribution made on December 22, 1995 in the amount of $26,336,270 or $3.95 per share. Also contributing to this decrease was a one time receipt during 1995 of $24,757 in interest income related to the Boca Golf and Tennis Club note.

      For the six months ended June 30, 1996 and 1995, total expenses were $377,161 and $162,530, respectively. The $214,631 increase in total expenses for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 is primarily related to the fact that 1995 results were impacted by a $336,374 recovery of losses on mortgage loans, notes, and interest receivable representing a cash distribution received from its interest in a liquidating trust. There were no cash distributions in respect to these interests during the six months ended June 30, 1996. Partially offsetting this increase was a decrease in operating expenses of $121,743. This decrease is primarily due to a decrease in Banyan Management Corp. ("BMC") expenses which are allocated to the Trust based on the actual number of hours spent by BMC personnel on Trust-related matters and a decrease in other professional fees. During the first six months of 1995, BMC personnel spent a significant amount of time related to the Boca assets which were disposed of in 1995 while spending significantly less time in 1996 following the adoption of the Plan. Other professional fees decreased due to a decrease in legal expenses related to the sale and disposition in 1995 of the Boca assets and a decrease in other professional fees as a result of the winding up of the Trust's operations.

      Total expenses for the quarter ended June 30, 1996 and 1995 were $176,022 and $239,204, respectively. Primarily contributing to this decrease for the quarter ended June 30, 1996 was the sale of Boca Marina in the third quarter of 1995 and the sale of 205 acres of the Oakridge property in the first quarter of 1996. Due to these sales and the decision to liquidate and wind up the affairs of the Trust, general and administrative, other professional fees, directors' fees, expenses and insurance, and shareholder expenses all have decreased.

      Net Income from Real Estate Ventures was $1,079,755 and $243,670 for the six months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Dearborn Park Townhome Partnership in the amount of $99,034 plus the Trust's share of net income from the Oakridge Venture in the amount of $980,721. The Trust's share of the 1996 net income of the Dearborn Park Townhome Partnership represents the Trust's 75% share of the Dearborn Park Townhome Partnership's approximate $131,000 of net income from the sale of three townhomes. Development of the Dearborn Park Townhome Partnership's Federal Square project, consisting of a total of 117 townhomes, is substantially complete with 116 units sold as of August 5, 1996. The $980,721 of net income from the Oakridge Venture for the six months ended June 30, 1996 consists of a $1,050,936, gain on the sale of 205 acres, which represents the Trust's 50% share reduced by the Trust's share of a $70,215 loss on operations. The $70,215 net loss on operations of the Oakridge Venture for the six months ended June 30, 1996, is primarily due to sales and marketing costs related to the sales of 205 acres of the Oakridge property during 1996. For the six months ended June 30, 1995, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Dearborn Park Townhome Partnership of $334,386 and the Trust's share of net loss from its interest in the Oakridge Partnership of $90,716. The Trust's share of the 1995 income of the Dearborn Park Townhome Partnership represents the Trust's 75% share of the partnership's approximate $428,000 of net income from the sale of 24 townhomes. The $90,716 net loss on operations of the Oakridge Venture for the six months ended June 30, 1995 is primarily related to zoning and marketing costs incurred in the process of selling the Oakridge property during 1995. For the quarters ended June 30, 1996 and 1995, net income from real estate ventures totalled $3,720 and $163,724, respectively. The Trust's Dearborn Park Townhome Partnership generated income for the quarters ended June 30, 1996 and 1995 of $2,827 and $210,811, respectively. During the quarter ended June 30, 1996 no sales occurred at the Federal Square project as compared to 16 sales for the same period in 1995. The Trust's share of the Oakridge Venture's income (loss) for the quarters ended June 30, 1996 and 1995 was $893 and ($47,087), respectively.

      Net loss from foreclosed real estate held for sale for the six months and quarter ended June 30, 1995 consisted of a $38,979 and $14,484 net loss from operations, respectively representing holding costs associated with the Trust's Boca Marina Parcel.

      The combination of the above changes have resulted in an increase in net income to $765,743 ($0.11 per share) for the six months ended June 30, 1996 compared to $314,767 ($0.05 per share) for the six months ended June 30, 1995. For the quarter ended June 30, 1996, the Trust recorded a net loss of $129,606 ($0.02 per share) compared to net income of $26,016 ($0.00 per share) recorded for the quarter ended June 30, 1995.

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

            Exhibit Number    Description

                 (2)          Plan of Liquidation/Termination

      The following exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989:

            Exhibit Number    Description

                 (3)(a) Fifth Amended and Restated Declaration of Trust dated October 23, 1987

      The following exhibit is incorporated by reference from the Trust's Registration Statement on Form S-4 (file no. 33-11038) referencing the exhibit numbers used in the Registration Statement:

            Exhibit Number    Description

                 (3)(b)       By-Laws of the Registrant - Dated December 14,
                              1984.

      Registrant's Annual Report on the following exhibits are incorporated by reference from the Trust's Form 10-KSB for the year ended December 31,1995:

            Exhibit Number    Description

                 (10)         Material Contracts

                              Second Amendment of Leonard G. Levine's Employment Contract dated December 31, 1992

                 (21)         Schedule of Subsidiaries of the Registrant

      (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996 for which this report is filed.


                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                                Date:  August 8, 1996
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                                   Date:  August 8, 1996
      Joel L. Teglia, Vice President,
      Chief Financial and Accounting Officer