Form 10QSB
period 1996-09-30
BANYAN SHORT TERM INCOME TRUST
filed 1996-11-14
CIK 749882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


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


Shares of beneficial interest outstanding as of November 13, 1996:   6,667,410.

Transitional Small Business Disclosure Format.  YES   .   NO X .

                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                         BANYAN SHORT TERM INCOME TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                     1996          1995
ASSETS
Cash and Cash Equivalents          $3,900,230    $1,635,312
Interest Receivable                    79,582         1,942
Net Investment in Real
  Estate Ventures                     100,000     1,636,749

Other Assets                            ---         282,879
                                   ----------    ----------
Total Assets                        4,079,812     3,556,882
                                   ----------    ----------

LIABILITIES
Accounts Payable and
 Accrued Expenses                     767,932       829,822
                                   ----------   -----------

NET ASSETS IN
  LIQUIDATION                      $3,311,880    $2,727,060
                                   ==========    ==========
Book Value Per Share of
  Beneficial Interest
  (6,667,410 Shares Issued
  and Outstanding)                 $     0.50    $     0.41
                                   ==========    ==========

























The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


Net Assets in Liquidation at
  December 31, 1995                  $ 2,727,060

Interest Income on Cash and
  Cash Equivalents and
  Investment Securities                  115,654

Operating Expenses                      (623,854)


Net Income From
  Real Estate Ventures                 1,093,020
                                     -----------

Net Assets in Liquidation
  at September 30, 1996              $ 3,311,880
                                     ===========






































The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


Net Assets in Liquidation at
  June 30, 1996                      $ 3,492,803

Interest Income on Cash and
  Cash Equivalents and
  Investment Securities                   52,505

Operating Expenses                      (246,693)


Net Income From Real Estate
  Ventures                                13,265
                                     -----------

Net Assets in Liquidation
  at September 30, 1996              $ 3,311,880
                                     ===========






































The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSES
                              (GOING CONCERN BASIS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)

INCOME                                                    1995
  Interest Income on Cash
    and Cash Equivalents                               $   202,517

  Interest Income on
    Investment Securities                                  209,546
  Other Interest Income                                     24,757
                                                       -----------
  Total Income                                             436,820
                                                       -----------


EXPENSES (RECOVERIES)

  Shareholder Expenses                                      65,229
  Directors' Fees, Expenses
    and Insurance                                          165,124
  Other Professional Fees                                  125,413
  General and Administrative                               458,174

  Recovery of Losses On Loans
    Notes, and Interest
    Receivable                                            (336,374)
                                                       -----------
Total Expenses                                             477,566
                                                       -----------

Operating Loss                                             (40,746)
Net Income From Real
  Estate Ventures                                          356,971
Net Income From Foreclosed
  Real Estate Held for Sale                              2,316,111
                                                       -----------

Net Income                                             $ 2,632,336
                                                       ===========
Net Income Per Share
  of Beneficial Interest
  (Based on Shares
  Outstanding of
  6,667,410)                                           $      0.40
                                                       ===========











The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSES
                              (GOING CONCERN BASIS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)

INCOME                                                    1995
  Interest Income on Cash
    and Cash Equivalents                               $    90,862

  Interest Income on
    Investment Securities                                   73,352
                                                       -----------
  Total Income                                             164,214
                                                       -----------


EXPENSES
  Shareholder Expenses                                       5,971

  Directors' Fees, Expenses
    and Insurance                                           56,634
  Other Professional Fees                                   41,948

  General and Administrative                               210,483
                                                       -----------
Total Expenses                                             315,036
                                                       -----------
Operating Loss                                            (150,822)

Net Income From Real Estate
  Ventures                                                 113,301
Net Income From Foreclosed
  Real Estate Held for Sale                              2,355,090
                                                       -----------
Net Income                                             $ 2,317,569
                                                       ===========

Net Income Per Share
  of Beneficial
  Interest (Based on
  Shares Outstanding
  of 6,667,410)                                        $      0.35
                                                       ===========
















The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)
                                                            1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET INCOME                                              $  2,632,336
Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  Amortization of Premium on
    Investment Securities                                      3,401
  Gain on Sale of Foreclosed
    Real Estate Held for Sale                             (2,336,957)

  Equity in Net Income from
    Real Estate Ventures                                    (356,971)
Net Change In:

  Interest Receivable on
    Cash and Cash Equiv-
    alents and Investment
    Securities                                               (51,672)
  Other Assets                                              (118,483)
  Accounts Payable and
    Accrued Expenses                                         196,052
                                                         -----------
Net Cash Used In Operating
  Activities                                                 (32,294)
                                                         -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Principal Payments on
  Investment Securities                                   10,800,283
Purchase of Investment
  Securities                                             (30,291,792)
Proceeds from Sale of
  Foreclosed Real Estate
  Held for Sale                                           13,895,000
Collections of Notes
  Receivable                                               3,500,000
Distributions from
  Real Estate Ventures, Net                                3,048,228
                                                         -----------

Net Cash Provided By
  Investing Activities                                       951,719
                                                         -----------
Net Increase in Cash and
  Cash Equivalents                                           919,425
Cash and Cash Equivalents at
  Beginning of Period                                      2,687,908
                                                         -----------
Cash and Cash Equivalents at
  End of Period                                          $ 3,607,333
                                                         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN SHORT TERM INCOME TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries, the Trust's 50% interest in the Oakridge Joint Venture and 75% interest in the Dearborn Park Townhome Partnership both of which are accounted for on the equity method. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and for the nine months and quarters ended September 30, 1996 and 1995. These adjustments made to the financial statements as presented are all of a normal recurring nature to the Trust unless otherwise indicated.

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

3.    INVESTMENT IN REAL ESTATE VENTURES

 Equity in Income (Loss):
 For the nine months ended
   September 30,                     1996            1995

 Dearborn Park Townhome
   Partnership                   $  145,602        $ 515,331
 VST/VMIF Oakridge
   Partnership                      947,418         (158,360)
                                 ----------        ---------
 Total                           $1,093,020        $ 356,971
                                 ==========        =========


      During the nine months ended September 30, 1996, the Trust received $585,000 as its share of a distribution from the Dearborn Park Townhome Partnership. Also during the nine months ended September 30, 1996, the Trust made cash contributions of $48,386 to the Oakridge partnership. The Oakridge cash contributions were offset by the receipt of $2,093,155 in net cash proceeds received from the Oakridge partnership primarily from the sale of the Oakridge property.

      On August 25, 1996 the Oakridge partnership, in which the Trust held a 50% general partnership interest, sold the last remaining five-acre parcel of the Oakridge property. As a result of the sale, the Oakridge partnership does not have any further assets or known liabilities.

4.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are incurred on behalf of the Trust by Banyan Management Corp. ("BMC") which are reimbursed by the Trust at cost. These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to the particular entity in relation to the total number of BMC personnel hours. The Trust's allocable share of costs for the nine months ended September 30, 1996 and 1995 aggregated $148,651 and $286,315, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of September 30, 1996, the Trust had a net payable due to BMC of $157. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Statement of Net Assets in Liquidation.

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

      A review of the Trust's business plan which led to the consideration and ultimately the adoption of the Plan was triggered by the Trust's 1995 disposition of its largest remaining assets - a note receivable collateralized by the Boca Raton Golf and Tennis Club and its interest in the Boca Raton Marina Parcel. The Plan did not contemplate the distribution of securities or other property in kind to the shareholders of the Trust and, therefore, the Trustees were not required to and did not seek shareholder approval of the Plan. On December 22, 1995 the Trust made an initial liquidating distribution to all shareholders of record on December 11, 1995 in the amount of $3.95 per share.
In December of 1996, the Trust, subject to completion of the Plan of Termination and Liquidation, intends to pay the final liquidating distribution to its transfer agent, First Chicago Trust Company of New York ("FCT") in the amount of approximately $0.50 per share. The final liquidating distribution will be disbursed to each shareholder of record by FCT upon such shareholder's relinquishment of his certificates of beneficial interest to FCT for cancellation. Upon completion of the liquidation, the Trust will close its transfer books and other records. Certificates representing shares will then be no longer assignable or transferable.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at September 30, 1996 and December 31, 1995 was $3,900,230 and $1,635,312, respectively. The increase in cash and cash equivalents between September 30, 1996 and December 31, 1995 of $2,264,918 is due primarily to the Trust's receipt of interest income on its cash and cash equivalents in the amount of $115,654, cash distributions from its 50% interest in the VST/VMIF Oakridge Partnership (the "Oakridge Venture") in the amount of $2,076,459, the receipt of cash distributions from the Dearborn Park Townhome Partnership ("Federal Square") project in the amount of $585,000 and the receipt of a cash distribution from a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS") in the amount of $27,790. Offsetting the increase in cash and cash equivalents was the payment of the operating costs of the Trust of $539,985.

      On February 5, and March 1, 1996, the Oakridge Venture sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Oakridge Venture sold an additional 25-acre parcel to an unaffiliated party for approximately $2,200,000. The disparity in the price per acre between the two contracts of approximately $88,000 per acre to $26,000 per acre is due to differences in each parcel's preunit density approval and entitlement rights. Following the February and March, 1996 sales, the Oakridge Venture repaid a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Oakridge Venture received net proceeds from the sales of $4,180,505 (including $467,928 of deposits received during 1995) of which $2,090,253 was distributed to the Trust in respect of its 50% interest in the Venture. On August 25, 1996 the Oakridge Venture sold the last remaining five-acre parcel of the Oakridge property. The sale generated net cash proceeds after closing costs and other prorations of $424,254 of which $212,127 was
distributed to the Trust in respect of its 50% interest.   As a result of the
sale, the Oakridge Venture does not have any further assets or known liabilities.

      For the nine months ended September 30, 1996, the Dearborn Park Townhome Partnership (the "Partnership") sold three townhomes resulting in net income from the sales of approximately $131,000. The Trust was allocated $99,034 of these proceeds in respect of its 75% interest in the partnership.

RESULTS OF OPERATIONS

      As a result of the adoption of the Plan on October 26, 1995, effective October 27, 1995, the Trust began reporting on the liquidation basis of accounting. Therefore, operations for the nine months and quarter ended September 30, 1996 are stated on the liquidation basis as reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the September 30, 1995 results are reported on a going concern basis as reported on the Consolidated Statements of Income and Expenses. See Note 1, "Liquidation and Basis of Presentation" of the Notes to Consolidated Financial Statements for further information.

      For the nine months ended September 30, 1996 and 1995, the Trust had total income of $115,654 and $436,820, respectively. For the quarters ended September 30, 1996 and 1995 the Trust had total income of $52,505 and $164,214, respectively. The decrease in total income for the nine months and quarter ended September 30, 1996 when compared to the nine months and quarter ended September 30, 1995 is primarily due to the decrease in interest income as a result of a decrease in cash and cash equivalents available for investment.
This decrease in cash and cash equivalents is primarily due to the Trust's payment of the initial liquidating distribution as made on December 22, 1995 in the amount of $26,336,270 or $3.95 per share. Also contributing to this decrease was a one time receipt of interest income in the amount of $24,757 during 1995 in respect of the Boca Golf and Tennis Club note.

      For the nine months ended September 30, 1996 and 1995, total expenses were $623,854 and $477,566, respectively. The $146,288 increase in total expenses for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 is primarily related to the fact that 1995 results were impacted by a $336,374 recovery of amounts previously charged to losses on mortgage loans, notes, and interest receivable as a result of a cash distribution received in respect of the Trust's interest in a liquidating trust. The Trust received
$27,790 of cash distributions in respect to these interests during the nine months ended September 30, 1996. Partially offsetting this increase was a decrease in operating expenses of $162,296. This decrease is primarily due to a decrease in Banyan Management Corp. ("BMC") expenses which are allocated to the Trust based on the actual number of hours spent by BMC personnel on Trust-related matters and a decrease in other professional fees. During the first nine months of 1995, BMC personnel spent a significant amount of time related to the Boca assets which were disposed of in 1995 while spending significantly less time in 1996 following the adoption of the Plan. Other professional fees decreased due to a decrease in legal expenses following the sale and disposition in 1995 of the Boca assets and a decrease in other professional fees as a result of the winding up of the Trust's operations.

      Total expenses for the quarter ended September 30, 1996 and 1995 were $246,693 and $315,036, respectively. Primarily contributing to this decrease for the quarter ended September 30, 1996 was the sale of Boca Marina in the third quarter of 1995 and the sale of 205 acres of the Oakridge property in the first quarter of 1996. Due to these sales and the decision to liquidate and wind up the affairs of the Trust, general and administrative, other professional fees, directors' fees, expenses and insurance, and shareholder expenses all have decreased.

      Net Income from Real Estate Ventures was $1,093,020 and $356,971 for the nine months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Dearborn Park Townhome Partnership (the "Partnership") in the amount of $145,602 plus the Trust's share of net income from the Oakridge Venture in the amount of $947,419. The Trust's share of the 1996 net income of the Partnership represents the Trust's 75% share of the Partnership's approximate $132,029 of net income from the sale of three townhomes plus the sale of its 75% general partnership interest in the Partnership to Mr. Leonard G. Levine as discussed above. The $947,419 of net income from the Oakridge Venture for the nine months ended September 30, 1996 consists of a $1,023,036, gain on the sale of 205 acres, which represents the Trust's 50% share reduced by the Trust's share of a $75,617 loss on operations. The $75,617 net loss on operations of the Oakridge Venture for the nine months ended September 30, 1996, is primarily due to sales and marketing costs incurred by the Venture and related to the sale of the Oakridge property during 1996. For the nine months ended September 30, 1995, net income from real estate ventures consisted of the Trust's share of net income from its interest in the Partnership of $515,331 and the Trust's share of net loss from its interest in the Oakridge Venture of $158,360. The Trust's share of the 1995 income of the Partnership represents the Trust's 75% share of the Partnership's approximate $663,000 of net income from the sale of 39 townhomes. The $158,360 net loss on operations of the Oakridge Venture for the nine months ended September 30, 1995 is primarily related to zoning and marketing costs incurred in the process of selling the Oakridge property during 1995. For the quarters ended September 30, 1996 and 1995, net income from real estate ventures totalled $13,265 and $113,301, respectively. The Partnership generated income for the quarters ended September 30, 1996 and 1995 of $46,580 and $180,945, respectively. During the quarter ended September 30, 1996 the Partnership recorded one townhome sale as compared to 16 sales for the same period in 1995. The Trust's share of the Oakridge Venture's loss for the quarters ended September 30, 1996 and 1995 was $33,315 and 67,644, respectively.

      Net income from foreclosed real estate held for sale for the nine months and quarter ended September 30, 1995 consisted of a $2,316,111 and $2,355,090 respectively, in net income from operations, respectively, primarily representing the gain associated with the sale of the Trust's Boca Marina Parcel.

      The combination of the above changes have resulted in a decrease in net income to $584,820 ($0.09 per share) for the nine months ended September 30, 1996 compared to $2,632,336 ($0.40 per share) for the nine months ended September 30, 1995. For the quarter ended September 30, 1996, the Trust recorded a net loss of $180,923 ($0.03 per share) compared to net income of $2,317,569 ($0.35 per share) recorded for the quarter ended September 30, 1995.

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

                 (3)(a) Fifth Amended and Restated Declaration of Trust dated
                        October 23, 1987

      The following exhibit is incorporated by reference from the Trust's Registration Statement on Form S-4 (file no. 33-11038) referencing the exhibit numbers used in the Registration Statement:

            Exhibit Number    Description

                 (3)(b) By-Laws of the Registrant - Dated December 14, 1984.

      The following exhibits are incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31,1995:

            Exhibit Number    Description

                 (10)         Material Contracts

                              Second Amendment of Leonard G. Levine's Employment Contract dated December 31, 1992

                 (21)         Schedule of Subsidiaries of the Registrant

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996 for which this report is filed.

                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN SHORT TERM INCOME TRUST



By:   /s/ Leonard G. Levine                             Date:  November 13, 1996
      Leonard G. Levine
      President




By:   /s/ Joel L. Teglia                                Date:  November 13, 1996
      Joel L. Teglia, Vice President,
      Chief Financial and Accounting Officer